Form 10-Q
period 2017-09-30
Hennessy Capital Acquisition Corp. III
filed 2017-11-14
CIK 1703038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

As of November 13, 2017, there were 32,081,250 shares of the Company’s common stock issued and outstanding.

HENNESSY CAPITAL ACQUISITION CORP. III

Table of Contents

PART I – FINANCIAL INFORMATION		Page

Item 1.	Condensed Financial Statements:	1

	Condensed Balance Sheet as of September 30, 2017 (unaudited)	1

	Condensed Statements of Operations for the three months ended September 30, 2017 (unaudited) and for the period from January 3, 2017 (date of inception) to September 30, 2017 (unaudited)	2

	Condensed Statement of Stockholders’ Equity for the period from January 3, 2017 (date of inception) to September 30, 2017 (unaudited)	3

	Condensed Statement of Cash Flows for the period from January 3, 2017 (date of inception) to to September 30, 2017 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		20

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL ACQUISITION CORP. III

CONDENSED BALANCE SHEET

September 30,
2017
(unaudited)
ASSETS
Current assets:
Cash	$1,638,000
Prepaid expenses	68,000
Total current assets	1,706,000

Non-current assets:
Cash and investments held in Trust Account	259,880,000

Total assets	$261,586,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including offering costs of approximately $14,000	$14,000
Accrued liabilities, including offering costs of approximately $70,000	119,000
Accrued income and franchise taxes	257,000
Deferred fees due to officers	525,000
Total current liabilities	915,000

Other liabilities:
Deferred underwriting compensation	9,616,000
Total liabilities	10,531,000

Common stock subject to possible redemption; 24,361,862 shares (at redemption value of approximately $10.10 per share)	246,055,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding	-
Common stock, $0.0001 par value; 200,000,000 authorized shares; 7,719,388 shares issued and outstanding (excluding 24,361,862 shares subject to possible redemption)	1,000
Additional paid-in-capital	5,383,000
Accumulated deficit	(384,000)
Total stockholders’ equity	5,000,000

Total liabilities and stockholders’ equity	$261,586,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2017	For the period from January 3, 2017 (date of inception) to September 30, 2017
	(unaudited)	(unaudited)
Revenues	$-	$-
General and administrative expenses	774,000	841,000
Loss from operations	(774,000)	(841,000)
Other income – Interest income on Trust Account	658,000	664,000
Loss before provision for income tax	(116,000)	(177,000)
Provision for income tax	(207,000)	(207,000)
Net loss	$(323,000)	$(384,000)
Weighted average common shares outstanding:
Basic and diluted	7,565,000	6,295,000
Net loss per common share:
Basic and diluted	$(0.04)	$(0.06)

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. III

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from January 3, 2017 (date of inception) to September 30, 2017

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Sale of shares to Sponsor at approximately $0.004 per share	6,468,750	$1,000	$24,000	$-	$25,000
Sale of Units to the public in June and July 2017 at $10.00 per Unit	25,665,000	3,000	256,647,000	-	256,650,000
Underwriters’ discount and offering expenses	-	-	(14,836,000)	-	(14,836,000)
Sale of 9,600,000 Private Placement Warrants at $1.00 per warrant	-	-	9,600,000	-	9,600,000
Founder shares forfeited	(52,500)	-	-	-	-
Proceeds subject to possible redemption at redemption value ($10.10)	(24,361,862)	(3,000)	(246,052,000)	-	(246,055,000)
Net loss	-	-	-	(384,000)	(384,000)
Balance, September 30, 2017 (unaudited)	7,719,388	$1,000	$5,383,000	$(384,000)	$5,000,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. III

CONDENSED STATEMENT OF CASH FLOWS

For the period From
January 3, 2017
(date of inception) to
September 30, 2017
(unaudited)

Cash flows from operating activities:
Net loss	$(384,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in income retained in Trust Account	(664,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(68,000)
Increase in accounts payable and accrued liabilities (excluding offering costs)	832,000
Net cash used in operating activities	(284,000)

Cash flows from investing activities: Cash deposited in Trust Account	(259,217,000)

Cash flows from financing activities:
Proceeds from sale of common stock to Sponsor	25,000
Proceeds from note payable and advances – related party	300,000
Proceeds from sale of Public Offering Units	256,650,000
Proceeds from sale of Private Placement Warrants	9,600,000
Payment of underwriting compensation	(4,500,000)
Payment of offering costs	(636,000)
Payment of notes payable and advances – related party	(300,000)
Net cash provided by financing activities	261,139,000

Net increase in cash	1,638,000
Cash at beginning of period	-
Cash at end of period	$1,638,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commission	$9,616,000
Offering costs included in accounts payable and accrued liabilities	$84,000

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

At September 30, 2017, the Company had not commenced any operations. All activity for the period from January 3, 2017 (date of inception) through September 30, 2017 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and subsequent to the Public Offering, efforts have been directed toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end. All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing:

The Company’s sponsor is Hennessy Capital Partners III LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on June 22, 2017. The Company intends to finance a Business Combination with proceeds from the $256,650,000 Public Offering (including $31,650,000 from the underwriters’ partial exercise of their overallotment option - Note 3) and $9,600,000 private placement (Note 4). Upon the closing of the Public Offering and the private placement, approximately $259,217,000 was deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as discussed below. As a result of the underwriters’ exercising less than the full overallotment option, the Sponsor forfeited 52,500 shares of its common stock as described in Notes 3 and 4.

The Trust Account:

The funds in the Trust Account may be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account as described below. The funds held outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective targets, general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of 100% of the shares of common stock included in the Units sold in the Public Offering if the Company is unable to complete a Business Combination within 18 months from the closing of the Public Offering (subject to the requirements of law); or (iii) the redemption of the public shares in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete its Business Combination by December 28, 2018, which is 18 months from the closing of the Public Offering.

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

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to redeem their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by NYSE American (formerly known as NYSE MKT) rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable. As a result, such shares of common stock are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is approximately $10.10 per public share at September 30, 2017.

The Company only has 18 months from the closing date of the Public Offering to complete the Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2017, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's final prospectus filed with the SEC on June 21, 2017, as well as the Company's Forms 8-K filed with the SEC on July 5, 2017 and July 21, 2017.

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

Net Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period (after deducting shares that were subject to forfeiture in connection with the Public Offering), plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering”. Offering costs of approximately $14,836,000, consisting principally of underwriting discounts of $14,116,000 (including $9,616,000 of which payment is deferred) and approximately $720,000 of professional, printing, filing, regulatory and other costs have been charged to additional paid in capital upon completion of the Public Offering.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 3, all of the 25,665,000 shares of common stock sold as part of Units in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with FASB 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company’s charter does not specify a maximum redemption threshold, it provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital. Accordingly, at September 30, 2017, 24,361,862 of the 25,665,000 Public Shares were classified outside of permanent equity at redemption value.

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

NOTE 3 – PUBLIC OFFERING

In June and July 2017, the Company closed on the sale of 25,665,000 units at a price of $10.00 per unit (the “Units”) yielding gross proceeds from the Public Offering of $256,650,000. The closings occurred on June 28, 2017 with respect to 22,500,000 Units and on July 19, 2017 with respect to 3,165,000 Units related to the partial exercise of the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $0.0001 par value and three-quarters of one redeemable common stock purchase warrant (the “Warrants”). Each whole warrant offered in the Public Offering is exercisable to purchase one share of our common stock. Only whole warrants may be exercised. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Business Combination. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete the Business Combination on or prior to the 18-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Warrants during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

The Company paid an underwriting discount of approximately 2.0% of the per Unit offering price to the underwriters at the June 28, 2017 closing of the Public Offering ($4,500,000), with an additional fee (the “Deferred Fee”) of approximately 3.5% of the gross offering proceeds payable upon the Company’s completion of a Business Combination ($7,875,000). Upon closing of the partial exercise of the over-allotment option, a 5.5% Deferred Discount on the gross proceeds of the over-allotment option was accrued for approximately $1,741,000 resulting in the aggregate Deferred Fee of approximately 9,616,000 (approximately 3.7% of the gross offering proceeds). The Deferred Fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Business Combination.

In connection with the exercise of the underwriters’ over-allotment option, 52,500 founder shares were forfeited.

In addition, in June 2017, the Sponsor paid the Company approximately $9,616,000 in a private placement for the purchase of 9,616,000 warrants at a price of $1.00 per warrant (the “Private Placement Warrants”) - see also Note 4.

Upon the closing of the Public Offering and the sale of the Private Placement Warrants, an aggregate of approximately $259,217,000 was deposited in the Trust Account.

NOTE 4 – RELATED PARTY TRANSACTIONS

Founder Shares

During April 2017, the Sponsor purchased 7,906,250 shares of common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. Thereafter, the Company cancelled a portion of the Founder Shares, resulting in an aggregate of 6,468,750 Founder Shares outstanding (up to 843,750 of which were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised). As a result of the partial cancellations, the per-share purchase price increased to approximately $0.004 per share. In May 2017, the Sponsor transferred 1,125,000 founder shares to the Company’s officers and director nominees. The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. In July 2017, pursuant to an agreement with the underwriters to limit the ownership by the initial stockholders to 20% of the Company’s issued and outstanding shares, the Sponsor forfeited 52,500 Founder Shares as a result of the over-allotment option not being exercised in full by the underwriters.

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Upon the June 28, 2017 closing of the Public Offering, the Sponsor paid the Company $9,600,000 for the purchase of the 9,600,000 Private Placement Warrants at a price of $1.00 per warrant in a private placement. Each Private Placement Warrant entitles the holder to purchase one share of common stock at $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering in funding the amount required to be deposited in the Trust Account pending completion of the Business Combination. The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Business Combination and they will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering and have no net cash settlement provisions.

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

Related Party Loans

On March 31, 2017, the Sponsor agreed to loan the Company an aggregate of $300,000 by drawdowns of not less than $10,000 each against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. During 2017, the Company borrowed the entire $300,000 available under the Note and the non-interest bearing loans were paid in full on June 28, 2017.

Administrative Services Agreement and Other Agreements

The Company pays $15,000 a month for office space, administrative services and secretarial support to an affiliate of the Sponsor, Hennessy Capital LLC. Services commenced on June 23, 2017 and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company.

Also, commencing on June 23, 2017 (the date the securities were first listed on the NYSE MKT), the Company has agreed to compensate its Chief Executive Officer and its President and Chief Operating Officer, respectively, with monthly deferred fees of $100,000 and $50,000, respectively, until the consummation of the Business Combination to be paid in cash upon the successful completion of the initial Business Combination. The Company has also agreed to compensate its Chief Financial Officer $25,000 per month prior to the consummation of the business combination, of which 50% is payable in cash currently and 50% in cash upon the successful completion of the Business Combination. Approximately $525,000 has been included in accrued liabilities for such deferred compensation at September 30, 2017.

NOTE 5 - TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Upon the closing of the Public Offering and the private placement, a total of approximately $259,217,000 was deposited into the Trust Account. All proceeds in the Trust Account may be invested in either U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations.

At September 30, 2017, the proceeds of the Trust Account were invested in U.S. government treasury bills maturing in December 2017 and January 2018 yielding interest of approximately 1.1%. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying September 30, 2017 condensed balance sheet and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2017 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at September 30, 2017 consist of U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

			Quoted Price
	Carrying	Gross	Prices in
	value at	Unrealized	Active
	September 30,	Holding	Markets
Description	2017	Gain	(Level 1)
Assets:
Cash	$6,000	$-	$6,000
U.S. government treasury bills	259,874,000	76,000	259,950,000
Total	$259,880,000	$76,000	$259,956,000

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

On June 22, 2017, the Company amended and restated its amended and restated certificate of incorporation to increase the number of its authorized common stock from 29,000,000 shares to 200,000,000 shares. The Company may (depending on the terms of the Business Combination) be required to increase the number of shares of common stock which it is authorized to issue at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. In June and July, 2017, a total of 25,665,000 shares of common stock were issued as part of the Units in the Public Offering (including Units issued in connection with the partial exercise of the underwriters’ over-allotment option) and in July 2017, 52,500 Founder Shares were forfeited resulting in 32,081,250 shares of common stock issued and outstanding including 24,361,862 shares subject to redemption at September 30, 2017.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2017, there were no shares of preferred stock issued and outstanding.

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

Overview

We are a blank check company incorporated on January 3, 2017 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). We intend to effectuate our Initial Business Combination using cash from the proceeds of our initial public offering in June and July 2017 (the “Public Offering”) and the sale of warrants in a private placement (the “Private Placement”) that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in an Initial Business Combination:

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

At September 30, 2017, we had approximately $1,638,000 in cash and approximately $84,000 of unpaid costs for the Public Offering. We expect to incur significant costs in the pursuit of our Initial Business Combination and we cannot assure you that our plans to complete our Initial Business Combination will be successful.

Results of Operations

For the period from January 3, 2017 (date of inception) through September 30, 2017 our activities consisted of formation and preparation for the Public Offering and subsequent to the Public Offering, efforts have been directed toward locating and completing a suitable Business Combination. As such, we had no operations or significant operating expenses until July 2017.

Our normal operating costs include costs associated with our search for an Initial Business Combination, costs associated with our governance and public reporting, state franchise taxes of approximately $17,000 per month, a charge of $15,000 per month from our Sponsor for administrative services and $175,000 per month ($162,500 of which is deferred until the closing of our Initial Business Combination) for the services of our executive officers. In addition, since our operating costs are not expected to be deductible for federal income taxes, we expect to be subject to federal income taxes on the income from the Trust Account less franchise taxes. Such federal income taxes would approximate $70,000 per month based on the level of interest income inherent in our current U.S. treasury bill investments. We are permitted to withdraw interest earned from the Trust Account for the payment of franchise and federal income taxes. We expect our costs to increase due to professional and consulting fees and travel associated with evaluating various Initial Business Combination candidates. Such costs were approximately $50,000 in the period from January 3, 2017 (date of inception) to September 30, 2017. Further, once we identify an Initial Business Combination candidate, our costs are expected to increase significantly in connection with negotiating and executing a merger agreement and related agreements as well as additional professional, due diligence and consulting fees and travel costs that will be required in connection with an Initial Business Combination.

Our Public Offering and Private Placement closed on June 28, 2017 and, with respect to the partial exercise of the underwriters’ over-allotment option, on July 19, 2017 as more fully described in “Liquidity and Capital Resources” below. The proceeds in the Trust Account were invested in a money market fund that invests solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940. In July 2017, the money market fund was largely liquidated and the trust assets were invested in U.S. government treasury bills which mature on December 21, 2017 and January 11, 2018 and yield approximately 1.1% on a yearly basis. Interest on the Trust Account was approximately $660,000 for each of the periods ended September 30, 2017.

Liquidity and Capital Resources

On June 28, 2017, we consummated the Public Offering of an aggregate of 22,500,000 Units at a price of $10.00 per unit generating gross proceeds of approximately $225,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the Private Placement of 9,600,000 Private Placement Warrants, each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $9,600,000. On July 19, 2017, the Company closed on the underwriters’ over-allotment option of 3,165,000 units (a partial exercise), increasing the aggregate initial public offering amount by approximately $31,650,000 to approximately $256,650,000. The partial exercise of the underwriters’ over-allotment option resulted in the forfeiture of 52,500 shares by the Sponsor. In addition, the Company incurred an additional deferred underwriting fee of approximately $1,741,000, and approximately $42,000 of other offering costs, and transferred approximately $316,500 of its funds outside the Trust Account to the Trust Account.

The net proceeds from the Public Offering and Private Placement was approximately $261,030,000, net of the non-deferred portion of the underwriting commissions of $4,500,000 and offering costs and other expenses of approximately $720,000. $259,216,500 of the proceeds of the Public Offering and the private placement have been deposited in the Trust Account and are not available to us for operations (except amounts to pay taxes). At September 30, 2017, we had approximately $1,638,000 of cash available outside of the Trust Account (before paying remaining unpaid costs of the Public Offering aggregating approximately $84,000) to fund our activities until we consummate an Initial Business Combination.

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

The Company believes that it has sufficient working capital at September 30, 2017 to fund its operations through at least one year from the date of this filing.

The Company will only have 18 months from the closing date of the Public Offering (until December 28, 2018) to complete the Initial Business Combination. If the Company does not complete an Initial Business Combination by December 28, 2018, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (and less up to $100,000 of interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and each of the Company’s officers and directors, each of whom holds founder shares (collectively the “initial stockholders”), have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their founder shares; however, if the initial stockholders or any of their affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete an Initial Business Combination within the required time period.

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

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

At September 30, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Services Agreement with Hennessy Capital LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital LLC $15,000 per month for office space, utilities and secretarial support. In addition, commencing on June 23, 2017 (the date the Company’s securities were first listed on the NYSE American), the Company has agreed to compensate its Chief Executive Officer and its President and Chief Operating Officer, respectively, with monthly deferred fees of $100,000 and $50,000, respectively, prior to the consummation of the Initial Business Combination to be paid in cash upon the successful completion of the Initial Business Combination. The Company has also agreed to compensate its Chief Financial Officer $25,000 per month prior to the consummation of the Initial Business Combination, payable 50% in cash currently and 50% in cash upon the successful completion of the Initial Business Combination. Approximately $525,000 has been accrued for such fees at September 30, 2017.

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

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding (after deducting shares that were subject to forfeiture in connection with the Public Offering) during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2017, the Company had outstanding warrants to purchase 28,848,750 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed financial statements.

Public Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A- “Expenses of Offering”. Public Offering costs of approximately $14,836,000 consist of underwriters’ discounts of approximately $14,115,000 (including approximately $9,616,000 of which payment is deferred) and approximately $720,000 of professional, printing, filing, regulatory and other costs associated with the Public Offering were charged to additional paid in capital upon completion of the Public Offering in June and in July 2017.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2017, the Company’s deferred tax asset related to net loss carryforwards (which begin to expire in 2037) and start-up costs was immaterial. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

Redeemable Common Stock

All of the 25,665,000 shares of common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital.

At September 30, 2017, 24,361,862 of the 25,665,000 Public Shares were classified outside of permanent equity at redemption value of $10.10 per share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on January 3, 2017 for the purpose of effecting an Initial Business Combination. As of September 30, 2017, we had not commenced any operations or generated any revenues. All activity through September 30, 2017 relates to our formation and our Public Offering and subsequent to the Public Offering, efforts have been directed toward locating and completing a suitable Initial Business Combination. Approximately $259,217,000 of the net proceeds of the Public Offering and the Private Placement that closed in June and July 2017 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. At September 30, 2017, there was approximately $259,880,000 in the Trust Account.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placement Warrants

On June 28, 2017, we consummated a private placement of an aggregate 9,600,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total proceeds of approximately $9,600,000. The Private Placement Warrants, which were purchased by our sponsor Hennessy Capital Partners III, LLC, are substantially similar to the warrants underlying the units issued in our Public Offering (the “Public Warrants”), except that if held by the original holder or their permitted assigns, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of our Initial Business Combination. If the Private Placement Warrants are held by holders other than its initial holders, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

Use of Proceeds from the Initial Public Offering

On June 28, 2017, we consummated our Public Offering of 22,500,000 units, with each unit consisting of one share of common stock and three-quarters of one warrant. Each whole warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per whole share. The warrants will become exercisable on the later of (i) 30 days after the completion of the initial business combination and (ii) 12 months from the closing of the Public Offering. The warrants expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days notice if, and only if, the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days’ within a 30 trading day period.  The Units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of approximately 225,000,000.  Credit Suisse Securities (USA) LLC and Stifel Nicolaus & Company acted as joint book-runner managers for the Public Offering.   The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-218341). The SEC declared the registration statement effective on June 22, 2017.

We paid a total of approximately $4,500,000 in underwriting discounts and commissions and approximately $636,000 for other costs and expenses related to the Public Offering.  In addition, the underwriters’ agreed to defer approximately $7,875,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our Initial Business Combination, if consummated. We also repaid the promissory note and advances to our Sponsor from the proceeds of the Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $7,875,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our Initial Business Combination, if consummated) and the offering expenses, the total net proceeds from our Public Offering and the private placement of the Private Placement Warrants was approximately $229,421,000 of which approximately $227,250,000 (or $10.10 per unit sold in the Public Offering) was placed in the Trust Account.  The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. See also the Forms 8-K filed by the Company on June 28, 2017 and July 5, 2017.

On July 14, 2017, the underwriters exercised their over-allotment option in part and, on July 19, 2017, the underwriters purchased 3,165,000 Units at an offering price of $10.00 per unit, generating gross proceeds of $31,650,000 and increasing the gross proceeds from the Public Offering from $225,000,000 to 256,650,000. The partial exercise of the underwriters’ over-allotment option resulted in an additional deferred underwriting fee of approximately $1,741,000 and other offering costs of approximately $42,000 as well as the transfer of $316,500 from funds outside our Trust Account to the Trust Account. As a result of the partial exercise of the underwriters’ over-allotment option, the aggregate amount deposited in the trust account increased by $31,966,500 to $259,216,500. Additionally, the total net proceeds from the Public Offering and the private placement including the partial exercise of the underwriters’ over-allotment option increased to approximately $261,029,000 of which $259,216,500 was deposited in the Trust Account and approximately $1.7 million was held outside the Trust Account and will be used to fund the Company’s operating expenses.

The 6,468,750 shares of common stock held by the Sponsor prior to the partial exercise of the over-allotment option) included 843,750 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full, so that the initial stockholders of the Company would collectively own 20.0% of the issued and outstanding shares of common stock after the Public Offering. Since the underwriters did not exercise the over-allotment option in full, the Sponsor forfeited 52,500 shares of common stock, which were canceled by the Company. As a result of such forfeiture, there are currently 32,081,250 shares of common stock issued and outstanding.

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

HENNESSY CAPITAL ACQUISITION CORP. III

Dated: November 14, 2017	/s/ Daniel J. Hennessy
Name: Daniel J. Hennessy Title: Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2017	/s/ Nicholas A. Petruska
Name: Nicholas A. Petruska Title: Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)