Form 10-Q
period 2018-03-31
Hennessy Capital Acquisition Corp. III
filed 2018-05-14
CIK 1703038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 10, 2018, there were 32,081,250 shares of the Company’s common stock issued and outstanding.

HENNESSY CAPITAL ACQUISITION CORP. III

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:	1

	Condensed Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017	1

	Condensed Statements of Operations for the three months ended March 31, 2018 (unaudited) and for the period from January 3, 2017 (date of inception) to March 31, 2017 (unaudited)	2

	Condensed Statement of Stockholders’ Equity for the three months ended March 31, 2018 (unaudited)	3

	Condensed Statements of Cash Flows for the three months ended March 31, 2018 and for the period from January 3, 2017 (date of inception) to March 31, 2017 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$1,031,000	$1,353,000
Prepaid expenses	59,000	42,000
Total current assets	1,090,000	1,395,000

Cash and investments held in Trust Account	261,534,000	260,612,000

Total assets	$262,624,000	$262,007,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,000	$19,000
Accrued liabilities	149,000	108,000
Accrued income and franchise taxes	686,000	544,000
Total current liabilities	844,000	671,000

Other liabilities:
Deferred underwriting compensation	9,616,000	9,616,000
Total liabilities	10,460,000	10,287,000

Common stock subject to possible redemption; 24,471,723 and 24,427,763 shares at March 31, 2018 and December 31, 2017, respectively, (at value of approximately $10.10 per share)	247,164,000	246,720,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 authorized shares; 7,609,527 and 7,653,487 shares, respectively, issued and outstanding (excluding 24,471,723 and 24,427,763 shares, respectively, subject to possible redemption)	1,000	1,000
Additional paid-in-capital	4,274,000	4,718,000
Retained earnings	725,000	281,000
Total stockholders’ equity	5,000,000	5,000,000

Total liabilities and stockholders’ equity	$262,624,000	$262,007,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended March 31, 2018	The period from January 3, 2017 (date of inception) to March 31, 2017

Revenues	$-	$-
General and administrative expenses	287,000	10,000
Loss from operations	(287,000)	(10,000)
Other income – Interest income on Trust Account	923,000	-
Income (loss) before provision for income tax	636,000	(10,000)
Provision for income tax	192,000	-
Net income (loss)	$444,000	$(10,000)
Weighted average common shares outstanding:
Basic	7,639,000	6,416,000
Diluted	32,081,000	6,416,000
Net income (loss) per common share:
Basic	$0.06	$(0.00)
Diluted	$0.01	$(0.00)

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. III

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2018

(unaudited)

	Common Stock		Paid-in	Additional Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance, December 31, 2017	7,653,487	$1,000	$4,718,000	$281,000	$5,000,000

Adjustment of proceeds subject to possible redemption at value of $10.10 per share	(43,960)	-	(444,000)	-	(444,000)

Net income	-	-	-	444,000	444,000
Balance, March 31, 2018	7,609,527	$1,000	$4,274,000	$725,000	$5,000,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three Months Ended March 31, 2018	The period from January 3, 2017 (date of inception) to March 31, 2017

Cash flows from operating activities:
Net income (loss)	$444,000	$(10,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income retained in Trust Account	(923,000)	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(17,000)	-
Increase in accounts payable and accrued liabilities	31,000	10,000
Increase in accrued income and franchise taxes	143,000	-
Net cash used in operating activities	(322,000)	-

Cash flows from investing activities: Cash deposited in Trust Account	-	-

Cash flows from financing activities:	-	-

Net decrease in cash	(322,000)	-
Cash at beginning of period	1,353,000	-
Cash at end of period	$1,031,000	$-

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. III
Notes to Condensed Financial Statements

(unaudited)

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

At March 31, 2018, the Company had not commenced any operations. All activity for the period from January 3, 2017 (date of inception) to March 31, 2018 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, efforts have been directed toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. All dollar amounts are rounded to the nearest thousand dollars.

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

The Trust Account:

The funds in the Trust Account may be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account as described below. The funds held outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective targets and for general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of 100% of the shares of common stock included in the Units (as defined in Note 3) sold in the Public Offering if the Company is unable to complete a Business Combination within 18 months from the closing of the Public Offering (subject to the requirements of law); or (iii) the redemption of the public shares in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete its Business Combination by December 28, 2018, which is 18 months from the closing of the Public Offering.

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

Liquidation and Going Concern

The Company only has 18 months from the closing date of the Public Offering (until December 28, 2018) to complete its Business Combination. If the Company does not complete a Business Combination by December 28, 2018, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and funds released to the Company for working capital (and less up to $100,000 of interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, subject to the approval of the Company’s remaining stockholders and its Board of Directors, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and each of the Company’s officers and directors, each of whom holds Founder Shares (defined in Note 4), have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares; however, if such initial stockholders or any of their affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account for such shares upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 28, 2018.

In the event of such liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the offering price per Unit in the Public Offering.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2018, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Emerging Growth Company:

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

Net Income Per Common Share:

Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period (after deducting shares that were subject to forfeiture in connection with the Public Offering), plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. Shares of common stock subject to possible redemption have been excluded from the calculation of basic income per share for the three months ended March 31, 2018 and for the period from January 3, 2017 (date of inception) to March 31, 2017 since such shares, if redeemed, only participate in their pro rata share of the Trust Account. The Company has not considered the effect of warrants to purchase 28,848,750 shares of common stock sold in the Public Offering and the concurrent private placement in the calculation of diluted income (loss) per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. For the three months ended March 31, 2018 and for the period from January 3, 2017 (date of inception) to March 31, 2017, the fully diluted calculation includes the shares subject to redemption.

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

Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board ASC 820 (“FASB ASC 820”), “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the financial statements.

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

The Company’s currently taxable income consists of interest income on the Trust Account, net of taxes. The Company’s costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2018 and for the period from January 3, 2017 (date of inception) to March 31, 2017, the Company recorded income tax expense of approximately $192,000 and $ -0- primarily related to interest income earned on the Trust Account net of franchise taxes accrued. The Company’s effective tax rate for the three months ended March 31, 2018 was approximately 31% which differs significantly from the expected 21% tax rate due to the start-up costs (discussed above) which are not currently deductible. There was no tax provision for the period from January 3, 2017 (date of inception) to March 31, 2017 because there was no interest income during that period. On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35% to 21% for years beginning in 2018. At March 31, 2018 and December 31, 2017, the Company has a deferred tax asset of approximately $200,000 and $120,000, respectively, (which reflects the lower 21% rate under which those deferred taxes would be expected to be recovered or settled) primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at March 31, 2018 and December 31, 2017.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2018 or December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2018 or December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital. Accordingly, at March 31, 2018 and December 31, 2017, 24,471,723 and 24,427,763 of the 25,665,000 public shares were classified outside of permanent equity at redemption value.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events:

Management has evaluated subsequent events to determine if events or transactions occurring after the date of the financial statements but before the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.

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

In addition, in June 2017, the Sponsor paid the Company approximately $9,600,000 in a private placement for the purchase of 9,616,000 warrants at a price of $1.00 per warrant (the “Private Placement Warrants”) - see also Note 4.

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

Administrative Services Agreement and Other Agreements

The Company pays $15,000 a month ($45,000 for the three months ended March 31, 2018) for office space, administrative services and secretarial support to an affiliate of the Sponsor, Hennessy Capital LLC. Services commenced on June 23, 2017 and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company.

Also, commencing on June 23, 2017 (the date the securities were first listed on the NYSE MKT), the Company has agreed to compensate its Chief Financial Officer $25,000 per month prior to the consummation of the Business Combination, of which 50% is payable in cash currently and 50% in cash upon the successful completion of the Business Combination. Approximately $115,000 and $78,000, respectively, has been included in accrued liabilities for the deferred compensation of the Chief Financial Officer at March 31, 2018 and December 31, 2017.

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

At March 31, 2018 and December 31, 2017, the proceeds of the Trust Account were invested primarily in U.S. government treasury bills maturing in 2018 yielding interest of between approximately 1.1% and 1.4% per year. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying March 31, 2018 and December 31, 2017 condensed balance sheets and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at March 31, 2018 and December 31, 2017 consisted of U.S. government treasury bills and money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

	Carrying value at March 31, 2018	Gross Unrealized Holding (Losses)	Quoted Price Prices in Active Markets (Level 1)
Description
Assets:
Cash and money market funds	$118,000	$-	$118,000
U.S. government treasury bills	261,416,000	(37,000)	261,379,000
Total	$261,534,000	$(37,000)	$261,497,000

	Carrying value at December 31, 2017	Gross Unrealized Holding Gains	Quoted Price Prices in Active Markets (Level 1)
Description
Assets:
Cash	$15,000	$-	$15,000
U.S. government treasury bills	260,597,000	21,000	260,618,000
Total	$260,612,000	$21,000	$260,633,000

Subsequent to March 31, 2018, in April 2018, the Company withdrew approximately $916,000 from the Trust Account in connection with the payment of its 2017, and partial estimated 2018, income and franchise taxes.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

On June 22, 2017, the Company amended and restated its amended and restated certificate of incorporation to increase the number of its authorized shares of common stock from 29,000,000 shares to 200,000,000 shares. The Company may (depending on the terms of the Business Combination) be required to increase the number of shares of common stock which it is authorized to issue at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock they own. In June and July 2017, a total of 25,665,000 shares of common stock were issued as part of the Units in the Public Offering (including Units issued in connection with the partial exercise of the underwriters’ over-allotment option) and in July 2017, 52,500 founder shares were forfeited resulting in 32,081,250 shares of common stock issued and outstanding including 24,471,723 and 24,475,832 shares, respectively, subject to redemption at March 31, 2018 and December 31, 2017.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2018 and December 31, 2017, there were no shares of preferred stock issued and outstanding.

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

At March 31, 2018, we had approximately $1,031,000 in cash outside of the Trust Account. We expect to incur significant costs in the pursuit of our Initial Business Combination and we cannot assure you that our plans to complete our Initial Business Combination will be successful.

Results of Operations

For the period from January 3, 2017 (date of inception) to March 31, 2018 our activities consisted of formation and preparation for the Public Offering and subsequent to the Public Offering, efforts have been directed toward locating and completing a suitable Business Combination. As such, we had no operations or significant operating expenses until July 2017.

Our normal operating costs include costs associated with our search for an Initial Business Combination, costs associated with our governance and public reporting, state franchise taxes of approximately $17,000 per month (see below), a charge of $15,000 per month from our Sponsor for administrative services and approximately $25,000 per month ($12,500 of which is deferred as to payment until closing of our Initial Business Combination) for compensation to our Chief Financial Officer. In addition, since our operating costs are not expected to be deductible for federal income taxes, we expect to be subject to federal income taxes on the income from the Trust Account less franchise taxes. Such federal income taxes would approximate $750,000 per year based on the level of interest income inherent in our current U.S. treasury bill investments. However, we are permitted to withdraw interest earned from the Trust Account for the payment of federal income taxes and franchise taxes. We expect our costs to increase due to professional and consulting fees and travel associated with evaluating various Initial Business Combination candidates. Such costs were approximately $30,000 in the three months ended March 31, 2018. Further, once we identify an Initial Business Combination candidate, our costs are expected to increase significantly in connection with negotiating and executing a merger agreement and related agreements as well as additional professional, due diligence and consulting fees and travel costs that will be required in connection with an Initial Business Combination.

Our Public Offering and Private Placement closed on June 28, 2017 and, with respect to the partial exercise of the underwriters’ over-allotment option, on July 19, 2017 as more fully described in “Liquidity and Capital Resources” below. The proceeds in the Trust Account were invested in a money market fund that invests solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940. In July 2017, the money market fund was largely liquidated and the trust assets were invested in U.S. government treasury bills which mature on December 21, 2017 (and were re-invested in U.S. government treasury bills maturing in May 2018) and January 11, 2018 (and were re-invested in U.S. government treasury bills maturing in May 2018) and currently yield approximately 1.4% on a yearly basis. Interest on the Trust Account was approximately $923,000 for the three months ended March 31, 2018.

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

The net proceeds from the Public Offering and Private Placement was approximately $261,030,000, net of the non-deferred portion of the underwriting commissions of $4,500,000 and offering costs and other expenses of approximately $720,000. $259,216,500 of the proceeds of the Public Offering and the private placement have been deposited in the Trust Account and are not available to us for operations (except amounts to pay taxes). At March 31, 2018, we had approximately $1,031,000 of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination.

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

The Company believes that it has sufficient working capital at March 31, 2018 to fund its operations through December 2018.

The Company has only until December 28, 2018 to complete the Initial Business Combination. If the Company does not complete an Initial Business Combination by December 28, 2018, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (and less up to $100,000 of interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and each of the Company’s officers and directors, each of whom holds founder shares (collectively the “initial stockholders”), have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their founder shares; however, if the initial stockholders or any of their affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete an Initial Business Combination within the required time period.

This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 28, 2018.

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

Contractual obligations

At March 31, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Services Agreement with Hennessy Capital LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital LLC $15,000 per month for office space, utilities and secretarial support.

In addition, commencing on June 23, 2017 (the date the Company’s securities were first listed on the NYSE American), the Company has agreed to to compensate its Chief Financial Officer $25,000 per month prior to the consummation of the Initial Business Combination, of which 50% is payable in cash currently and 50% in cash upon the successful completion of the Initial Business Combination. Approximately $115,000 and $78,000, respectively, has been included in accrued liabilities for the deferred compensation of the Chief Financial Officer at March 31, 2018 and December 31, 2017.

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

Net Income Per Common Share:

Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period (after deducting shares that were subject to forfeiture in connection with the Public Offering), plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. Shares of common stock subject to possible redemption have been excluded from the calculation of basic income per share for the three months ended March 31, 2018 and the period from January 3, 2017 (date of inception) to March 31, 2017 since such shares, if redeemed, only participate in their pro rata share of the Trust Account. The Company has not considered the effect of warrants to purchase 28,848,750 shares of common stock sold in the Public Offering and the concurrent private placement in the calculation of diluted income (loss) per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. For the three months ended March 31, 2018 and for the period from January 3, 2017 (date of inception) to March 31, 2017, the fully diluted calculation includes the shares subject to redemption.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2018 and for the period from January 3, 2017 (date of inception) to March 31, 2018, the Company recorded income tax expense of approximately $192,000 and $ -0- primarily related to interest income earned on the Trust Account net of franchise taxes accrued. The Company’s effective tax rate for the three months ended March 31, 2018 was approximately 31% which differs significantly from the expected 21% tax rate due to the start-up costs (discussed above) which are not currently deductible. There was no tax provision for the period from January 3, 2017 (date of inception) to March 31, 2017 because there was no interest income. On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35% to 21% for years beginning in 2018. At March 31, 2018 and December 31, 2017, the Company has a deferred tax asset of approximately $200,000 and $120,000 (which, at December 31, 2017, reflects the lower 21% rate under which those deferred taxes would be expected to be recovered or settled) primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2018 or December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2018 or December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

At March 31, 2018, 24,471,723 of the 25,665,000 Public Shares were classified outside of permanent equity at redemption value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on January 3, 2017 for the purpose of effecting an Initial Business Combination. As of March 31, 2018, we had not commenced any operations or generated any revenues. All activity through March 31, 2018 relates to our formation and our Public Offering and subsequent to the Public Offering, efforts have been directed toward locating and completing a suitable Initial Business Combination. Approximately $259,217,000 of the net proceeds of the Public Offering and the Private Placement that closed in June and July 2017 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. At March 31, 2018, there was approximately $261,535,000 in the Trust Account.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 2, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

_______________________

*        Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL ACQUISITION CORP. III

Dated: May 14, 2018	/s/ Daniel J. Hennessy
Name: Daniel J. Hennessy Title: Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2018	/s/ Nicholas A. Petruska
Name: Nicholas A. Petruska Title: Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

