Form 10-Q
period 2018-06-30
Hennessy Capital Acquisition Corp. III
filed 2018-08-13
CIK 1703038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, there were 32,081,250 shares of the Company’s common stock issued and outstanding.

HENNESSY CAPITAL ACQUISITION CORP. III

Table of Contents

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:	1

	Condensed Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	1

	Condensed Statements of Operations for the three and six months ended June 30, 2018 (unaudited), for the three months ended June 30, 2017 and for the period from January 3, 2017 (date of inception) to June 30, 2017 (unaudited)	2

	Condensed Statement of Stockholders’ Equity for the six months ended June 30, 2018 (unaudited)	3

	Condensed Statements of Cash Flows for the six months ended June 30, 2018 and for the period from January 3, 2017 (date of inception) to June 30, 2017 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures		26

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$882,000	$1,353,000
Prepaid expenses	62,000	42,000
Total current assets	944,000	1,395,000

Cash and investments held in Trust Account	261,658,000	260,612,000

Total assets	$262,602,000	$262,007,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,000	$19,000
Accrued business combination costs	2,332,000	-
Other accrued liabilities	181,000	108,000
Accrued income and franchise taxes	135,000	544,000
Total current liabilities	2,669,000	671,000

Other liabilities:
Deferred underwriting compensation	9,616,000	9,616,000
Total liabilities	12,285,000	10,287,000

Common stock subject to possible redemption; 24,288,851 and 24,427,763 shares at June 30, 2018 and December 31, 2017, respectively, (at value of approximately $10.10 per share)	245,317,000	246,720,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 authorized shares; 7,792,399 and 7,653,487 shares, respectively, issued and outstanding (excluding 24,288,851 and 24,427,763 shares, respectively, subject to possible redemption)	1,000	1,000
Additional paid-in-capital	6,121,000	4,718,000
Retained earnings (accumulated deficit)	(1,122,000)	281,000
Total stockholders’ equity	5,000,000	5,000,000

Total liabilities and stockholders’ equity	$262,602,000	$262,007,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended June 30, 2018	Three Months ended June 30, 2017	Six Months ended June 30, 2018	The period from January 3, 2017 (date of inception) to June 30, 2017

Revenues	$-	$-	$-	$-
General and administrative expenses	2,667,000	66,000	2,963,000	66,000
Loss from operations	(2,667,000)	(66,000)	(2,963,000)	(66,000)
Other income – Interest income on Trust Account	1,040,000	6,000	1,962,000	6,000
Loss before provision for income tax	(1,627,000)	(60,000)	(1,001,000)	(60,000)
Provision for income tax	210,000	-	402,000	-
Net loss	$(1,837,000)	$(60,000)	$(1,403,000)	$(60,000)
Weighted average common shares outstanding: Basic and diluted	7,714,000	5,660,000	7,681,000	5,643,000

Net loss per common share:
Basic and diluted	$(0.24)	$(0.01)	$(0.18)	$(0.01)

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. III

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2018

(unaudited)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance, December 31, 2017	7,653,487	$1,000	$4,718,000	$281,000	$5,000,000
Adjustment of proceeds subject to possible redemption at value of $10.10 per share	138,912	-	1,403,000	-	1,403,000
Net loss	-	-	-	(1,403,000)	(1,403,000)
Balance, June 30, 2018 (unaudited)	7,792,399	$1,000	$6,121,000	$(1,122,000)	$5,000,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30, 2018	The period from January 3, 2017 (date of inception) to June 30, 2017

Cash flows from operating activities:
Net loss	$(1,403,000)	$(60,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned on Trust Account	(1,962,000)	(6,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(20,000)	(90,000)
Increase in accounts payable and other accrued liabilities	75,000	47,000
Increase in accrued business combination costs	2,332,000
Decrease in accrued income and franchise taxes	(409,000)	-
Net cash used in operating activities	(1,387,000)	(109,000)

Cash flows from investing activities:
Withdrawal from Trust Account for taxes	916,000	-
Cash deposited in Trust Account	-	(227,250,000)
Net cash provided by (used in) financing activities	916,000	(227,250,000)

Cash flows from financing activities:
Proceeds from sale of common stock to Sponsor	-	25,000
Proceeds from note payable and advances – related party	-	300,000
Proceeds from sale of Public Offering Units	-	225,000,000
Proceeds from sale of Private Placement Warrants	-	9,600,000
Payment of underwriting discounts	-	(4,500,000)
Payment of offering costs	-	(232,000)
Payment of notes payable and advances – related party	-	(300,000)
Net cash provided by financing activities	-	229,893,000

Net increase (decrease) in cash	(471,000)	2,534,000
Cash at beginning of period	1,353,000	-
Cash at end of period	$882,000	$2,534,000

Supplemental information on cash flows:
Cash paid for taxes	$916,000	$-

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

At June 30, 2018, the Company had not commenced any operations. All activity for the period from January 3, 2017 (date of inception) to June 30, 2018 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, efforts have been directed toward locating and completing a suitable Initial Business Combination. The Company will not generate any operating revenues until after completion of the Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing:

The Company’s sponsor is Hennessy Capital Partners III LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Public Offering (as described in Note 4) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on June 22, 2017. The Company intends to finance an Initial Business Combination with proceeds from the $256,650,000 Public Offering (including $31,650,000 from the underwriters’ partial exercise of their overallotment option - Note 4) and $9,600,000 private placement (Note 5). Upon the closing of the Public Offering and the private placement, approximately $259,217,000 was deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as discussed below. As a result of the underwriters’ exercising less than the full overallotment option, the Sponsor forfeited 52,500 shares of its common stock as described in Notes 4 and 5.

The Trust Account:

The funds in the Trust Account may be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account as described below. The funds held outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective targets and for general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of 100% of the shares of common stock included in the Units (as defined in Note 4) sold in the Public Offering if the Company is unable to complete an Initial Business Combination within 18 months from the closing of the Public Offering (subject to the requirements of law); or (iii) the redemption of the public shares in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete its Initial Business Combination by December 28, 2018, which is 18 months from the closing of the Public Offering.

Initial Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating an Initial Business Combination with a Target Business. As used herein, “Target Business” must be one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the Company’s signing a definitive agreement in connection with the Initial Business Combination. There is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to redeem their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by NYSE American (formerly known as NYSE MKT) rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of an Initial Business Combination. In such case, the Company would not proceed with the redemption of its public shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.”

The Company only has 18 months from the closing date of the Public Offering to complete the Initial Business Combination. If the Company does not complete an Initial Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete an Initial Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Liquidation and Going Concern

The Company only has 18 months from the closing date of the Public Offering (until December 28, 2018) to complete its Initial Business Combination. If the Company does not complete an Initial Business Combination by December 28, 2018, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and funds released to the Company for working capital (and less up to $100,000 of interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, subject to the approval of the Company’s remaining stockholders and its Board of Directors, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and each of the Company’s officers and directors, each of whom holds Founder Shares (defined in Note 5), have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares; however, if such initial stockholders or any of their affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account for such shares upon the Company’s redemption or liquidation in the event the Company does not complete an Initial Business Combination within the required time period.

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

NOTE 2 – AGREEMENT FOR BUSINESS COMBINATION

The Business Combination

On June 25, 2018, as amended as of July 12, 2018 (and as may be further amended from time to time) we entered into a purchase agreement (the “Purchase Agreement”) with JFL-NRC-SES Partners, LLC (“JFL Partners”) pursuant to which, among other things and subject to the terms and conditions contained therein, we will effect an acquisition of all of the issued and outstanding membership interests of NRC Group Holdings, LLC (together with its subsidiaries, “NRC Group”). As of the date of the Purchase Agreement, JFL Partners owned all of the issued and outstanding membership interests of NRC Group. Such acquisition and the other transactions contemplated by the Purchase Agreement are hereafter collectively referred to as the “Business Combination.”

Concurrently with the execution of the Purchase Agreement, the Company entered into a warrant exchange and forfeiture agreement (the “Sponsor Warrant Exchange and Share Forfeiture Agreement”) with the Sponsor, which provides for the exchange by the Sponsor of 9,600,000 outstanding placement warrants for 1,920,000 newly issued shares of the Company’s common stock and forfeiture to the Company of an equivalent number of existing founder shares held by the Sponsor for cancellation.

NRC Group is a global provider of comprehensive environmental, compliance and waste management services to customers across diverse industries and end markets to ensure compliance with environmental, health and safety laws around the world. NRC Group’s principal executive office is in Great River, New York.

The Business Combination will be accounted for as a reverse merger in accordance with accounting principles generally accepted in the United States of America. Under this method of accounting, the Company will be treated as the “acquired” company for financial reporting purposes. This determination was primarily based on NRC Group comprising the ongoing operations of the combined company and NRC Group’s senior management comprising the senior management of the combined company. For accounting purposes, we expect that NRC Group will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of NRC Group (i.e., a capital transaction involving the issuance of stock by the Company for the stock of NRC Group). Accordingly, the consolidated assets, liabilities and results of operations of NRC Group will become the historical financial statements of the combined company, and the Company’s assets, liabilities and results of operations will be consolidated with NRC Group beginning on the acquisition date.

Business Combination Consideration and Acquisition Financing

Business Combination Consideration - Pursuant to the Purchase Agreement, the aggregate purchase price for the proposed Business Combination is $662.5 million subject to adjustments for (i) NRC Group’s cash, debt, and net working capital, (ii) certain other unpaid transaction expenses (other than NRC Group’s expenses incurred in connection with the preparation of the proxy statement in connection with the Business Combination (the “Proxy Statement”) and meetings with our stockholders), (iv) expenses paid by JFL Partners or its affiliates (including NRC Group) on behalf of the Company, (iv) pre-Closing income taxes, (iv) the Excess Capital Expenditures Adjustment (as defined in the Purchase Agreement), (vi) and the Aggregate Acquisition Adjustment (as defined in the Purchase Agreement) (the purchase price and final adjustments as of the closing of the Business Combination (the “Closing”) being the “Total Purchase Price”) and any post-Closing payment amounts. The Total Purchase Price consists of the Cash Purchase Price and the Purchase Price Common Stock, each as defined in the Purchase Agreement.

Acquisition Financing - Concurrently with the execution of the Purchase Agreement, the Company entered into a Backstop and Subscription Agreement with an investor, pursuant to which the investor agreed to purchase (i) $75.0 million of Series A Convertible Preferred Stock (subject to a possible increase of up to an additional $25.0 million) (the “PIPE Financing”) and (ii) up to $25.0 million of shares of Company common stock in a private placement (the “Backstop Commitment”). The investor will purchase the shares related to the Backstop Commitment through one or more of (a) open market or privately negotiated transactions with third parties (including forward contracts), (b) a private placement with consummation concurrently with that of the Business Combination at a purchase price of $10.25 per share of Company common stock, or (c) a combination thereof. The investor in the PIPE Financing has agreed to vote any Company common stock that it owns, whether acquired pursuant to the PIPE Financing and Backstop Commitment or otherwise, in favor of the proposed Business Combination and the other proposals set forth in the Proxy Statement. The investor in the PIPE Financing has also agreed not to transfer any Company common stock that it owns until the earlier of the Closing or the public announcement by the Company of the termination of the Purchase Agreement. In consideration for the aggregate $125.0 million equity commitment, the investor in the PIPE Financing will receive (i) a commitment fee of $2.5 million, which fee will be paid by JFL Partners or one of its affiliates on behalf of the Company, subject to credit to the Total Purchase Price, and (ii) upon the Closing, five percent (5%) of the aggregate consideration paid by the investor in the PIPE Financing to acquire shares of common stock in connection with the Backstop Commitment (if any) (not to exceed five percent (5%) of the total Backstop Commitment). The investor in the PIPE Financing may also receive up to a three percent (3%) placement and/or funding fee on the aggregate Series A Convertible Preferred Stock acquired pursuant to the Backstop and Subscription Agreement. In addition, to the extent the Company enters into one or more other subscription agreements substantially similar to the Backstop and Subscription Agreement (the “Other Subscription Agreements”) prior to Closing with qualified institutional buyers other than the initial investor to the Backstop and Subscription Agreement, each such investor will receive five percent (5%) of the aggregate consideration paid by such investor to acquire shares of common stock in connection with the Other Subscription Agreements (if any).

Redemption Offer

Pursuant to the Company’s existing amended and restated certificate of incorporation (the “existing charter”), in connection with the Business Combination, holders of the Company’s public shares may elect to have their shares redeemed for cash at the applicable redemption price per share calculated in accordance with the existing charter (the “Redemption Offer”). The per share redemption price would have been approximately $10.19 at June 30, 2018.

Representations and Warranties

The Purchase Agreement contains a number of representations and warranties made by the Company, on the one hand, and JFL Partners, on the other hand, made for the benefit of the other, which in certain cases are subject to specified exceptions and qualifications contained in the Purchase Agreement or in information provided pursuant to certain disclosure schedules to the Purchase Agreement. The representations and warranties are customary for transactions similar to the Business Combination. Each representation, warranty, covenant, undertaking and agreement contained in the Purchase Agreement will expire as of, and will not survive, the consummation of the Business Combination (except for certain covenants that will survive the consummation of the Business Combination as set forth in the Purchase Agreement and except for JFL Partners’ representation relating to the ownership of the shares of NRC Group, which representation will survive for one year after the Closing).

Conditions to Closing of the Business Combination

Consummation of the transactions contemplated by the Purchase Agreement is subject to customary conditions of the respective parties, including the approval of the Purchase Agreement and transactions contemplated thereby (including the Business Combination) by the Company’s stockholders in accordance with the Company’s existing charter and the completion of the Redemption Offer in accordance with the Proxy Statement. Each redemption of public shares by the Company’s public stockholders will decrease the amount in the Trust Account, which holds approximately $261.6 million as of June 30, 2018 (before withdrawals of approximately $135,000, for taxes payable at that date).

In addition, consummation of the transactions contemplated by the Purchase Agreement is subject to other closing conditions, including, among others: (i)  the expiration or termination of the regulatory waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain other regulatory approvals, if any, (ii) the accuracy of the representations and warranties of the Company and JFL Partners (subject in certain cases to certain materiality, knowledge and other qualifications) and the performance by the Company and JFL Partners in all material respects of their covenants and agreements required to be performed under the Purchase Agreement, and (ii) the Company having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) remaining after the closing of the Redemption Offer.

Termination

The Purchase Agreement may be terminated under certain customary and limited circumstances at any time prior to Closing, including by either party if the transactions contemplated by the Purchase Agreement have not been completed by November 30, 2018; provided that the party seeking to terminate shall not have breached in any material respect its obligations in any manner that has proximately caused the failure to consummate the Business Combination. If the Purchase Agreement is terminated, all further obligations of the parties under the Purchase Agreement will terminate and will be of no further force and effect (except that certain obligations related to public announcements, expense reimbursement, provisions concerning the stockholder representative, use, storage and handling by the Company and its representatives of certain protected confidential information, termination, general provisions and the confidentiality agreement between the parties will continue in effect), and neither the Company nor JFL Partners will have any further liability to any other party thereto except for liability for any knowing and intentional breach of the Purchase Agreement prior to such termination.

Other Agreements

The Business Combination also calls for additional agreements, including, among others, the Backstop Subscription Agreement, the JFL Subscription Agreement, Voting and Support Agreement, lock-up agreements, Registration Rights Agreement, Sponsor Warrant Exchange and Share Forfeiture Agreement and Investor Rights Agreement, each as defined and described elsewhere in the preliminary Proxy Statement filed with the SEC on July 20, 2018.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2018, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Net Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period (after deducting shares that were subject to forfeiture in connection with the Public Offering), plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. Shares of common stock subject to possible redemption have been excluded from the calculation of basic and diluted loss per share for the three and six months ended June 30, 2018, for the three months ended June 30, 2017 and for the period from January 3, 2017 (date of inception) to June 30, 2017 since such shares, if redeemed, only participate in their pro rata share of the Trust Account. The Company has not considered the effect of warrants to purchase 28,848,750 shares of common stock sold in the Public Offering and the concurrent private placement in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. For the three and six months ended June 30, 2018, the three months ended June 30, 2017 and for the period from January 3, 2017 (date of inception) to June 30, 2017, the fully diluted calculation does not include the shares subject to redemption because they would be antidilutive.

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

Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering”. Offering costs of approximately $14,836,000, consisting principally of underwriting discounts of approximately $14,116,000 (including approximately $9,616,000 of which payment is deferred) and approximately $720,000 of professional, printing, filing, regulatory and other costs have been charged to additional paid in capital upon completion of the Public Offering.

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

The Company’s currently taxable income consists of interest income on the Trust Account, net of taxes. The Company’s costs are generally considered start-up costs, which are not currently deductible, and, beginning in the three months ended June 30, 2018, Business Combination costs, many of which may not be deductible for income tax purposes. During the three and six months ended June 30, 2018 the Company recorded income tax expense of approximately $210,000 and $402,000 primarily related to interest income earned on the Trust Account net of franchise taxes accrued. The Company’s effective tax rate for the three and six months ended June 30, 2018 was approximately 13% and 40%, respectively, which differs significantly from the expected 21% tax rate due to the start-up costs (discussed above) which are not currently deductible and the Business Combination costs (also discussed above), many of which may not be deductible. There was no tax provision for the three months ended June 30, 2017 and for the period from January 3, 2017 (date of inception) to June 30, 2017 because there was no interest income during that period. On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35% to 21% for years beginning in 2018. At June 30, 2018 and December 31, 2017, the Company has a deferred tax asset of approximately $260,000 and $120,000, respectively, (which reflects the lower 21% rate under which those deferred taxes would be expected to be recovered or settled) primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at June 30, 2018 and December 31, 2017.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2018 or December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2018 or December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 4, all of the 25,665,000 shares of common stock sold as part of Units in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company’s charter does not specify a maximum redemption threshold, it provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital. Accordingly, at June 30, 2018 and December 31, 2017, 24,288,851 and 24,427,763 of the 25,665,000 public shares were classified outside of permanent equity at redemption value.

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

NOTE 4 – PUBLIC OFFERING

In June and July 2017, the Company closed on the sale of 25,665,000 units at a price of $10.00 per unit (the “Units”) yielding gross proceeds from the Public Offering of $256,650,000. The closings occurred on June 28, 2017 with respect to 22,500,000 Units and on July 19, 2017 with respect to 3,165,000 Units related to the partial exercise of the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $0.0001 par value and three-quarters of one redeemable common stock purchase warrant (the “Warrants”). Each whole warrant offered in the Public Offering is exercisable to purchase one share of our common stock. Only whole warrants may be exercised. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Initial Business Combination. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete the Initial Business Combination on or prior to the 18-month period allotted to complete the Initial Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Warrants during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

The Company paid an underwriting discount of approximately 2.0% of the per Unit offering price to the underwriters at the June 28, 2017 closing of the Public Offering ($4,500,000), with an additional fee (the “Deferred Fee”) of approximately 3.5% of the gross offering proceeds payable upon the Company’s completion of an Initial Business Combination ($7,875,000). Upon closing of the partial exercise of the over-allotment option, a 5.5% deferred discount on the gross proceeds of the over-allotment option was accrued for approximately $1,741,000 resulting in the aggregate Deferred Fee of approximately $9,616,000 (approximately 3.7% of the gross offering proceeds). The Deferred Fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination.

In connection with the exercise of the underwriters’ over-allotment option, 52,500 founder shares were forfeited.

In addition, in June 2017, the Sponsor paid the Company approximately $9,600,000 in a private placement for the purchase of 9,600,000 warrants at a price of $1.00 per warrant (the “Private Placement Warrants”) - see also Note 5.

Upon the closing of the Public Offering and the sale of the Private Placement Warrants, an aggregate of approximately $259,217,000 was deposited in the Trust Account.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Initial Business Combination, or earlier if, subsequent to the Company’s Initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

See also Note 2 regarding the Sponsor Warrant Exchange and Share Forfeiture Agreement with the Sponsor executed in June 2018 which provides for the exchange by the Sponsor of 9,600,000 outstanding Private Placement Warrants (which are discussed below) for 1,920,000 newly issued shares of the Company’s common stock and forfeiture to the Company of an equivalent number of existing Founder Shares held by the Sponsor for cancellation.

Private Placement Warrants

Upon the June 28, 2017 closing of the Public Offering, the Sponsor paid the Company approximately $9,600,000 for the purchase of the 9,600,000 Private Placement Warrants at a price of $1.00 per warrant in a private placement. Each Private Placement Warrant entitles the holder to purchase one share of common stock at $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering in funding the amount required to be deposited in the Trust Account pending completion of the Initial Business Combination. The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of the Initial Business Combination and are non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering and have no net cash settlement provisions.

If the Company does not complete an Initial Business Combination, then the proceeds deposited in the Trust Account will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants issued to the Sponsor will expire worthless.

See also Founder Shares, above, regarding the Sponsor Warrant Exchange and Share Forfeiture Agreement with the Sponsor executed in June 2018 and Note 2.

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

Administrative Services Agreement and Other Agreements

The Company pays $15,000 a month ($45,000 and $90,000, respectively, for the three and six months ended June 30, 2018) for office space, administrative services and secretarial support to an affiliate of the Sponsor, Hennessy Capital LLC. Services commenced on June 23, 2017 and will terminate upon the earlier of the consummation by the Company of the Initial Business Combination or the liquidation of the Company.

Also, commencing on June 23, 2017 (the date the securities were first listed on the NYSE American), the Company has agreed to compensate its Chief Financial Officer $25,000 per month prior to the consummation of the Initial Business Combination, of which 50% is payable in cash currently and 50% in cash upon the successful completion of the Initial Business Combination. Approximately $153,000 and $78,000, respectively, has been included in other accrued liabilities for the deferred compensation of the Chief Financial Officer at June 30, 2018 and December 31, 2017.

NOTE 6 - TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

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

At June 30, 2018, the proceeds of the Trust Account were invested primarily in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest solely in U.S. government treasury obligations. At December 31, 2017, the proceeds of the Trust Account were invested primarily in U.S. government treasury bills maturing in 2018 yielding interest of between approximately 1.1% and 1.4% per year. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying December 31, 2017 condensed balance sheets and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at June 30, 2018 and December 31, 2017 consisted of U.S. government treasury bills and money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying value at June 30, 2018	Gross Unrealized Holding Losses	Quoted Price Prices in Active Markets (Level 1)
Assets:
Cash and money market funds	$261,658,000	$-	$261,658,000

Description	Carrying value at December 31, 2017	Gross Unrealized Holding Gains	Quoted Price Prices in Active Markets (Level 1)
Assets:
Cash	$15,000	$-	$15,000
U.S. government treasury bills	260,597,000	21,000	260,618,000
Total	$260,612,000	$21,000	$260,633,000

During the three and six months ended June 30, 2018, the Company withdrew approximately $916,000 from the Trust Account in connection with the payment of its 2017, and partial estimated 2018, income and franchise taxes.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

On June 22, 2017, the Company amended and restated its amended and restated certificate of incorporation to increase the number of its authorized shares of common stock from 29,000,000 shares to 200,000,000 shares. The Company may (depending on the terms of the Initial Business Combination) be required to increase the number of shares of common stock which it is authorized to issue at the same time as its stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with its Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock they own. In June and July 2017, a total of 25,665,000 shares of common stock were issued as part of the Units in the Public Offering (including Units issued in connection with the partial exercise of the underwriters’ over-allotment option) and in July 2017, 52,500 founder shares were forfeited resulting in 32,081,250 shares of common stock issued and outstanding including 24,288,851 and 24,427,763 shares, respectively, subject to redemption at June 30, 2018 and December 31, 2017.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2018 and December 31, 2017, there were no shares of preferred stock issued and outstanding.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company has entered into engagement letters or agreements with various consultants, advisors, professionals and others in connection with its Business Combination. The services under these engagement letters and agreements are material in amount and in some instances a significant component consists of contingent or success fees. In most instances, these engagement letters and agreements specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account. A substantial portion of these costs (including contingent or success fees and ongoing accrued transactions costs, but not the $9,616,000 of deferred underwriting compensation) will be charged to operations in the quarter that an Initial Business Combination is consummated.

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

At June 30, 2018, we had approximately $882,000 in cash outside of the Trust Account. We expect to incur significant costs in the pursuit of our Initial Business Combination and we cannot assure you that our plans to complete our Initial Business Combination will be successful.

Agreement for Business Combination

The Business Combination

On June 25, 2018, as amended as of July 12, 2018 (and as may be further amended from time to time) we entered into a purchase agreement (the “Purchase Agreement”) with JFL-NRC-SES Partners, LLC (“JFL Partners”) pursuant to which, among other things and subject to the terms and conditions contained therein, we will effect an acquisition of all of the issued and outstanding membership interests of NRC Group Holdings, LLC (together with its subsidiaries, “NRC Group”). As of the date of the Purchase Agreement, JFL Partners owned all of the issued and outstanding membership interests of NRC Group. Such acquisition and the other transactions contemplated by the Purchase Agreement are hereafter collectively referred to as the “Business Combination.”

Concurrently with the execution of the Purchase Agreement, the Company entered into the Sponsor Warrant Exchange and Share Forfeiture Agreement with the Sponsor, which provides for the exchange by the Sponsor of 9,600,000 outstanding placement warrants for 1,920,000 newly issued shares of the Company’s common stock and forfeiture to the Company of an equivalent number of existing founder shares held by the Sponsor for cancellation.

NRC Group is a global provider of comprehensive environmental, compliance and waste management services to customers across diverse industries and end markets to ensure compliance with environmental, health and safety laws around the world. NRC Group’s principal executive office is in Great River, New York.

The Business Combination will be accounted for as a reverse merger in accordance with accounting principles generally accepted in the United States of America. Under this method of accounting, the Company will be treated as the “acquired” company for financial reporting purposes. This determination was primarily based on NRC Group comprising the ongoing operations of the combined company and NRC Group’s senior management comprising the senior management of the combined company. For accounting purposes, we expect that NRC Group will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of NRC Group (i.e., a capital transaction involving the issuance of stock by the Company for the stock of NRC Group). Accordingly, the consolidated assets, liabilities and results of operations of NRC Group will become the historical financial statements of the combined company, and the Company’s assets, liabilities and results of operations will be consolidated with NRC Group beginning on the acquisition date.

Business Combination Consideration and Acquisition Financing

Business Combination Consideration - Pursuant to the Purchase Agreement, the aggregate purchase price for the proposed Business Combination is $662.5 million subject to adjustments for (i) NRC Group’s cash, debt, and net working capital, (ii) certain other unpaid transaction expenses (other than NRC Group’s expenses incurred in connection with the preparation of the proxy statement prepared in connection with the Business Combination (the “Proxy Statement”) and meetings with our stockholders), (iv) expenses paid by JFL Partners or its affiliates (including NRC Group) on behalf of the Company, (iv) pre-Closing income taxes, (iv) the Excess Capital Expenditures Adjustment (as defined in the Purchase Agreement), (vi) and the Aggregate Acquisition Adjustment (as defined in the Purchase Agreement) (the purchase price and final adjustments as of the closing of the Business Combination (the “Closing”) being the “Total Purchase Price”) and any post-Closing payment amounts. The Total Purchase Price consists of the Cash Purchase Price and the Purchase Price Common Stock, each as defined in the Purchase Agreement.

Acquisition Financing - Concurrently with the execution of the Purchase Agreement, the Company entered into a Backstop and Subscription Agreement with an investor, pursuant to which the investor agreed to purchase (i) $75.0 million of Series A Convertible Preferred Stock (subject to a possible increase of up to an additional $25.0 million) (the “PIPE Financing”) and (ii) up to $25.0 million of shares of Company common stock in a private placement (the “Backstop Commitment”). The investor will purchase the shares related to the Backstop Commitment through one or more of (a) open market or privately negotiated transactions with third parties (including forward contracts), (b) a private placement with consummation concurrently with that of the Business Combination at a purchase price of $10.25 per share of Company common stock, or (c) a combination thereof. The investor in the PIPE Financing has agreed to vote any Company common stock that it owns, whether acquired pursuant to the PIPE Financing and Backstop Commitment or otherwise, in favor of the proposed Business Combination and the other proposals set forth in the Proxy Statement. The investor in the PIPE Financing has also agreed not to transfer any Company common stock that it owns until the earlier of the Closing or the public announcement by the Company of the termination of the Purchase Agreement. In consideration for the aggregate $125.0 million equity commitment, the investor in the PIPE Financing will receive (i) a commitment fee of $2.5 million, which fee will be paid by JFL Partners or one of its affiliates on behalf of the Company, subject to credit to the Total Purchase Price, and (ii) upon the Closing, five percent (5%) of the aggregate consideration paid by the investor in the PIPE Financing to acquire shares of common stock in connection with the Backstop Commitment (if any) (not to exceed five percent (5%) of the total Backstop Commitment). The investor in the PIPE Financing may also receive up to a three percent (3%) placement and/or funding fee on the aggregate Series A Convertible Preferred Stock acquired pursuant to the Backstop and Subscription Agreement. In addition, to the extent the Company enters into one or more other subscription agreements substantially similar to the Backstop and Subscription Agreement (the “Other Subscription Agreements”) prior to Closing with qualified institutional buyers other than the initial investor to the Backstop and Subscription Agreement, each such investor will receive five percent (5%) of the aggregate consideration paid by such investor to acquire shares of common stock in connection with the Other Subscription Agreements (if any).

Redemption Offer

Pursuant to the Company’s existing amended and restated certificate of incorporation (the “existing charter”), in connection with the Business Combination, holders of the Company’s public shares may elect to have their shares redeemed for cash at the applicable redemption price per share calculated in accordance with the existing charter (the “Redemption Offer”). The per share redemption price would have been approximately $10.19 at June 30, 2018.

Representations and Warranties

The Purchase Agreement contains a number of representations and warranties made by the Company, on the one hand, and JFL Partners, on the other hand, made for the benefit of the other, which in certain cases are subject to specified exceptions and qualifications contained in the Purchase Agreement or in information provided pursuant to certain disclosure schedules to the Purchase Agreement. The representations and warranties are customary for transactions similar to the Business Combination. Each representation, warranty, covenant, undertaking and agreement contained in the Purchase Agreement will expire as of, and will not survive, the consummation of the Business Combination (except for certain covenants that will survive the consummation of the Business Combination as set forth in the Purchase Agreement and except for JFL Partners’ representation relating to the ownership of the shares of NRC Group, which representation will survive for one year after the Closing).

Other

The consummation of the transactions contemplated by the Purchase Agreement is subject to customary conditions to closing of the respective parties, as well as provisions for termination under customary and limited circumstances (including failure to complete the transactions contemplated but the Purchase Agreement by November 30, 2018), as well as various additional agreements, including, among others, the Backstop and Subscription Agreement, the JFL Subscription Agreement, Voting and Support Agreement, lock-up agreements, Registration Rights Agreement, Sponsor Warrant Exchange and Share Forfeiture Agreement and Investor Rights Agreement, each as defined and described elsewhere in the preliminary Proxy Statement filed with the SEC on July 20, 2018.

Results of Operations

For the period from January 3, 2017 (date of inception) to June 30, 2018 our activities consisted of formation and preparation for the Public Offering and subsequent to the Public Offering, efforts have been directed toward locating and completing a suitable Initial Business Combination. As such, we had no operations or significant operating expenses until July 2017.

Our normal operating costs include costs associated with our search for an Initial Business Combination, costs associated with our governance and public reporting, state franchise taxes of approximately $17,000 per month (see below), a charge of $15,000 per month from our Sponsor for administrative services and approximately $25,000 per month ($12,500 of which is deferred as to payment until closing of our Initial Business Combination) for compensation to our Chief Financial Officer. In addition, since our operating costs are not expected to be deductible for federal income taxes, we expect to be subject to federal income taxes on the income from the Trust Account less franchise taxes. Such federal income taxes would approximate $825,000 per year based on the level of interest income experienced in the six months ended June 30, 2018 on the average balance in the Trust Account. Further, we incur approximately $50,000 per quarter ($100,000 per six months) in franchise taxes. However, we are permitted to withdraw interest earned from the Trust Account for the payment of federal income taxes and franchise taxes. In the three months ended June 30, 2018, our costs increased significantly, as we expected due to professional and consulting fees and travel associated with evaluating various Initial Business Combination candidates and moving forward with agreements and preparation for a stockholders meeting to approve the Business Combination. Such costs were approximately $2,300,000 in the three and six months ended June 30, 2018. Further, now that we have entered into agreements for the Business Combination, our costs are expected to continue at an increased level in connection with closing the Business Combination as well as additional professional, due diligence and consulting fees and travel costs that are required in connection with the Business Combination.

Despite incurring operating costs of $2,667,000 and $2,963,000, respectively, in the three and six months ended June 30, 2018, approximately $2,300,000 of such costs were related to the Business Combination and relate primarily to services by providers (other than our independent public accountants) who have agreed to defer their payment until the closing of the Business Combination. As such, cash used in operations for the six months ended June 30, 2018 was approximately $471,000. Further, the Company believes that it has sufficient cash to complete the Business Combination. See also Liquidity and Capital Resources regarding commitments.

Our Public Offering and Private Placement closed on June 28, 2017 and, with respect to the partial exercise of the underwriters’ over-allotment option, on July 19, 2017 as more fully described in “Liquidity and Capital Resources” below. The proceeds in the Trust Account were invested in a money market fund that invests solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended. In July 2017, the money market fund was largely liquidated and the trust assets were invested in U.S. government treasury bills which matured on December 21, 2017 (and were re-invested in U.S. government treasury bills that matured in May 2018) and January 11, 2018 (and were re-invested in U.S. government treasury bills maturing in May 2018) and yielded approximately 1.4% on a yearly basis. At June 30, 2018, the Trust Account is invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. Interest on the Trust Account was approximately $1,040,000 and $1,962,000 for the three and six months ended June 30, 2018.

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

The net proceeds from the Public Offering and Private Placement was approximately $261,030,000, net of the non-deferred portion of the underwriting commissions of $4,500,000 and offering costs and other expenses of approximately $720,000. $259,216,500 of the proceeds of the Public Offering and the private placement were deposited in the Trust Account and are not available to us for operations (except amounts to pay taxes). At June 30, 2018, we had approximately $882,000 of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination.

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

The Company has entered into engagement letters or agreements with various consultants, advisors, professionals and others in connection with its Business Combination. The services under these engagement letters and agreements are material in amount and in some instances a significant component consists of contingent or success fees. In most instances, these engagement letters and agreements specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account.

The Company believes that it has sufficient working capital at June 30, 2018 to fund its operations through December 2018.

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

Contractual obligations

At June 30, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Services Agreement with Hennessy Capital LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital LLC $15,000 per month for office space, utilities and secretarial support.

In addition, commencing on June 23, 2017 (the date the Company’s securities were first listed on the NYSE American), the Company has agreed to compensate its Chief Financial Officer $25,000 per month prior to the consummation of the Initial Business Combination, of which 50% is payable in cash currently and 50% in cash upon the successful completion of the Initial Business Combination. Approximately $153,000 and $78,000, respectively, has been included in other accrued liabilities for the deferred compensation of the Chief Financial Officer at June 30, 2018 and December 31, 2017.

Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying or accruing these monthly fees.

The Company has entered into engagement letters or agreements with various consultants, advisors, professionals and others in connection with its Business Combination. The services under these engagement letters and agreements are material in amount and in some instances a significant component consists of contingent or success fees. In most instances, these engagement letters and agreements specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account. Contingent or success fees (but not deferred underwriting compensation) would be charged to operations in the quarter that an Initial Business Combination is consummated.

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

Net Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period (after deducting shares that were subject to forfeiture in connection with the Public Offering), plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. Shares of common stock subject to possible redemption have been excluded from the calculation of basic loss per share for the three and six months ended June 30, 2018, for the three months ended June 30, 2017 and for the period from January 3, 2017 (date of inception) to June 30, 2017 since such shares, if redeemed, only participate in their pro rata share of the Trust Account. The Company has not considered the effect of warrants to purchase 28,848,750 shares of common stock sold in the Public Offering and the concurrent private placement in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. For the three and six months ended June 30, 2018, the three months ended June 30, 2017 and for the period from January 3, 2017 (date of inception) to June 30, 2017, the fully diluted calculation does not include the shares subject to redemption because they would be antidilutive.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed financial statements.

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A- “Expenses of Offering”. Public Offering costs of approximately $14,836,000 consist of underwriters’ discounts of approximately $14,116,000 (including approximately $9,616,000 of which payment is deferred) and approximately $720,000 of professional, printing, filing, regulatory and other costs associated with the Public Offering were charged to additional paid in capital upon completion of the Public Offering in June and in July 2017.

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

The Company’s currently taxable income consists of interest income on the Trust Account, net of taxes. The Company’s costs are generally considered start-up costs, which are not currently deductible, and, beginning in the three months ended June 30, 2018, Business Combination costs, many of which may not be deductible for income tax purposes. During the three and six months ended June 30, 2018 the Company recorded income tax expense of approximately $210,000 and $402,000 primarily related to interest income earned on the Trust Account net of franchise taxes accrued. The Company’s effective tax rate for the three and six months ended June 30, 2018 was approximately 13% and 40%, respectively, which differs significantly from the expected 21% tax rate due to the start-up costs (discussed above) which are not currently deductible and the Business Combination costs (also discussed above), many of which may not be deductible. There was no tax provision for the three months ended June 30, 2017 and for the period from January 3, 2017 (date of inception) to June 30, 2017 because there was no interest income during that period. On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35% to 21% for years beginning in 2018. At June 30, 2018 and December 31, 2017, the Company has a deferred tax asset of approximately $260,000 and $120,000, respectively, (which reflects the lower 21% rate under which those deferred taxes would be expected to be recovered or settled) primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at June 30, 2018 and December 31, 2017.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2018 or December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2018 or December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

At June 30, 2018, 24,288,851 of the 25,665,000 Public Shares were classified outside of permanent equity at redemption value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on January 3, 2017 for the purpose of effecting an Initial Business Combination. As of June 30, 2018, we had not commenced any operations or generated any revenues. All activity through June 30, 2018 relates to our formation and our Public Offering and subsequent to the Public Offering, efforts have been directed toward locating and completing a suitable Initial Business Combination. Approximately $259,217,000 of the net proceeds of the Public Offering and the Private Placement that closed in June and July 2017 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. During the three and six months ended June 30, 2018, the Company withdrew approximately $916,000 from the Trust Account in connection with the payment of its 2017, and partial estimated 2018, income and franchise taxes. At June 30, 2018, there was approximately $261,658,000 in the Trust Account.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Other than the risk factors disclosed in the preliminary proxy statement filed by the Company with the SEC on July 20, 2018, which are incorporated herein by reference, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 2, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1	Purchase Agreement, dated as of June 25, 2018, by and between Hennessy Capital Acquisition Corp. III and JFL-NRC-SES Partners, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on June 26, 2018).

10.1	Backstop and Subscription Agreement, dated as of June 25, 2018, by and between Hennessy Capital Acquisition Corp. III and Nomura Securities International, Inc. (including the form of Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Cumulative Preferred Stock of NRC Group Holdings Corp. (formerly known as Hennessy Capital Acquisition Corp. III) attached as Exhibit A thereto) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on June 26, 2018.

10.2	JFL Subscription Agreement, dated as of June 25 2018, by and among Hennessy Capital Acquisition Corp. III, Hennessy Capital Partners III LLC and J.F. Lehman & Company, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on June 26, 2018).

10.3	Voting and Support Agreement Subscription Agreement, dated as of June 25, 2018, by and among JFL-NRC-SES Partners, LLC, Hennessy Capital Partners III LLC and the stockholders of Hennessy Capital Acquisition Corp. III set forth therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant on June 26, 2018).

10.4	Sponsor Warrant Exchange and Share Forfeiture Agreement, dated as of June 25, 2018, by and between Hennessy Capital Partners III LLC and Hennessy Capital Acquisition Corp. III (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the registrant on June 26, 2018).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL ACQUISITION CORP. III

Dated: August 13, 2018	/s/ Daniel J. Hennessy
Name: Daniel J. Hennessy
Title: Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2018	/s/ Nicholas A. Petruska
Name: Nicholas A. Petruska
Title: Executive Vice President,
ChiefFinancial Officer and Secretary
(Principal Financial and Accounting Officer)

