Form 10-Q
period 2018-09-30
Hennessy Capital Acquisition Corp. III
filed 2018-10-10
CIK 1703038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 10, 2018, there were 32,081,250 shares of the Company’s common stock issued and outstanding.

HENNESSY CAPITAL ACQUISITION CORP. III

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:	1

	Condensed Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2018 (unaudited), for the three months ended September 30, 2017 and for the period from January 3, 2017 (date of inception) to September 30, 2017 (unaudited)	2

	Condensed Statement of Stockholders’ Equity for the nine months ended September 30, 2018 (unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2018 and for the period from January 3, 2017 (date of inception) to September 30, 2017 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures		26

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$440,000	$1,353,000
Prepaid expenses	31,000	42,000
Total current assets	471,000	1,395,000

Cash and investments held in Trust Account	262,475,000	260,612,000

Total assets	$262,946,000	$262,007,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,000	$19,000
Accrued business combination costs	3,328,000	-
Other accrued liabilities	191,000	108,000
Accrued income and franchise taxes	48,000	544,000
Total current liabilities	3,610,000	671,000

Other liabilities:
Deferred underwriting compensation	9,616,000	9,616,000
Total liabilities	13,226,000	10,287,000

Common stock subject to possible redemption; 24,229,748 and 24,427,763 shares at September 30, 2018 and December 31, 2017, respectively, (at value of approximately $10.10 per share)	244,720,000	246,720,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 authorized shares; 7,851,502 and 7,653,487 shares, respectively, issued and outstanding (excluding 24,229,748 and 24,427,763 shares, respectively, subject to possible redemption)	1,000	1,000
Additional paid-in-capital	6,718,000	4,718,000
Retained earnings (accumulated deficit)	(1,719,000)	281,000
Total stockholders’ equity	5,000,000	5,000,000

Total liabilities and stockholders’ equity	$262,946,000	$262,007,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended September 30, 2018	Three Months ended September 30, 2017	Nine Months ended September 30, 2018	The period from January 3, 2017 (date of inception) to September 30, 2017

Revenues	$-	$-	$-	$-
General and administrative expenses	1,552,000	774,000	4,515,000	841,000
Loss from operations	(1,552,000)	(774,000)	(4,515,000)	(841,000)
Other income – Interest income on Trust Account	1,213,000	658,000	3,175,000	664,000
Loss before provision for income tax	(339,000)	(116,000)	(1,340,000)	(177,000)
Provision for income tax	258,000	207,000	660,000	207,000
Net loss	$(597,000)	$(323,000)	$(2,000,000)	$(384,000)

Weighted average common shares outstanding: Basic and diluted	7,825,000	7,565,000	7,735,000	6,295,000

Net loss per common share:
Basic and diluted	$(0.08)	$(0.04)	$(0.26)	$(0.06)

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. III

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2018

(unaudited)

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance, December 31, 2017	7,653,487	$1,000	$4,718,000	$281,000	$5,000,000

Adjustment of proceeds subject to possible redemption at value of $10.10 per share	198,015	-	2,000,000	-	2,000,000

Net loss	-	-	-	(2,000,000)	(2,000,000)

Balance, September 30, 2018 (unaudited)	7,851,502	$1,000	$6,718,000	$(1,719,000)	$5,000,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

		The period from
	For the Nine	January 3, 2017
	Months Ended	(date of inception)
	September 30,	September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(2,000,000)	$(384,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned on Trust Account	(3,175,000)	(664,000)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	11,000	(68,000)
Increase in accounts payable and other accrued liabilities	107,000	832,000
Increase in accrued business combination costs	3,328,000
Decrease in accrued income and franchise taxes	(496,000)	-
Net cash used in operating activities	(2,225,000)	(284,000)

Cash flows from investing activities:
Withdrawal from Trust Account for taxes	1,312,000	-
Cash deposited in Trust Account	-	(259,217,000)
Net cash provided by (used in) financing activities	1,312,000	(259,217,000)

Cash flows from financing activities:
Proceeds from sale of common stock to Sponsor	-	25,000
Proceeds from note payable and advances – related party	-	300,000
Proceeds from sale of Public Offering Units	-	256,650,000
Proceeds from sale of Private Placement Warrants	-	9,600,000
Payment of underwriting discounts	-	(4,500,000)
Payment of offering costs	-	(636,000)
Payment of notes payable and advances – related party	-	(300,000)
Net cash provided by financing activities	-	261,139,000

Net increase (decrease) in cash	(913,000)	1,638,000
Cash at beginning of period	1,353,000	-
Cash at end of period	$440,000	$1,638,000

Supplemental disclosure of cash flow information:
Cash paid for taxes	$1,312,000	$-
Deferred underwriters’ commission	$-	$9,616,000
Offering costs included in accounts payable and accrued liabilities	$-	$84,000

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

At September 30, 2018, the Company had not commenced any operations. All activity for the period from January 3, 2017 (date of inception) to September 30, 2018 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, efforts have been directed toward locating and completing a suitable Initial Business Combination. The Company will not generate any operating revenues until after completion of the Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. All dollar amounts are rounded to the nearest thousand dollars.

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

The Company’s amended and restated certificate of incorporation (the “existing charter”) provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of 100% of the shares of common stock included in the Units (as defined in Note 4) sold in the Public Offering if the Company is unable to complete an Initial Business Combination within 18 months from the closing of the Public Offering (subject to the requirements of law); or (iii) the redemption of the public shares in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete its Initial Business Combination by December 28, 2018, which is 18 months from the closing of the Public Offering.

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

NOTE 2 – AGREEMENT FOR BUSINESS COMBINATION

The Business Combination

On June 25, 2018, as amended as of July 12, 2018 (and as may be further amended from time to time) the Company entered into a purchase agreement (the “Purchase Agreement”) with JFL-NRC-SES Partners, LLC (“JFL Partners”) pursuant to which, among other things and subject to the terms and conditions contained therein, the Company will effect an acquisition of all of the issued and outstanding membership interests of NRC Group Holdings, LLC (together with its subsidiaries, “NRC Group”). As of the date of the Purchase Agreement, JFL Partners owned all of the issued and outstanding membership interests of NRC Group. Such acquisition and the other transactions contemplated by the Purchase Agreement are hereafter collectively referred to as the “Business Combination.”

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

The Business Combination will be accounted for as a reverse merger in accordance with accounting principles generally accepted in the United States of America. Under this method of accounting, the Company will be treated as the “acquired” company for financial reporting purposes. This determination was primarily based on NRC Group comprising the ongoing operations of the combined company and NRC Group’s senior management comprising the senior management of the combined company. For accounting purposes, NRC Group will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of NRC Group (i.e., a capital transaction involving the issuance of stock by the Company for the stock of NRC Group). Accordingly, the consolidated assets, liabilities and results of operations of NRC Group will become the historical financial statements of the combined company, and the Company’s assets, liabilities and results of operations will be consolidated with NRC Group beginning on the acquisition date, which is expected to be October 17, 2018.

Business Combination Consideration and Acquisition Financing

Business Combination Consideration - Pursuant to the Purchase Agreement, the aggregate purchase price for the proposed Business Combination is $662.5 million subject to adjustments for (i) NRC Group’s cash, debt, and net working capital, (ii) certain other unpaid transaction expenses (other than NRC Group’s expenses incurred in connection with the preparation of the proxy statement in connection with the Business Combination (the “Proxy Statement”) and meetings with our stockholders), (iii) expenses paid by JFL Partners or its affiliates (including NRC Group) on behalf of the Company, (iv) pre-Closing income taxes, (v) the Excess Capital Expenditures Adjustment (as defined in the Purchase Agreement), (vi) and the Aggregate Acquisition Adjustment (as defined in the Purchase Agreement) (the purchase price and final adjustments as of the closing of the Business Combination (the “Closing”) being the “Total Purchase Price”) and any post-Closing payment amounts. The Total Purchase Price consists of the Cash Purchase Price and the Purchase Price Common Stock, each as defined in the Purchase Agreement.

Acquisition Financing – Concurrently with the execution of the Purchase Agreement, the Company entered into a Backstop and Subscription Agreement with an investor, pursuant to which the investor agreed to purchase (i) $75.0 million of Series A Convertible Preferred Stock (subject to a possible increase of up to an additional $25.0 million) (the “PIPE Financing”) and (ii) up to $25.0 million of shares of Company common stock in a private placement (the “Backstop Commitment”). The investor will purchase the shares related to the Backstop Commitment through one or more of (a) open market or privately negotiated transactions with third parties (including forward contracts), (b) a private placement with consummation concurrently with that of the Business Combination at a purchase price of $10.25 per share of Company common stock, or (c) a combination thereof. The investor in the PIPE Financing has agreed to vote any Company common stock that it owns, whether acquired pursuant to the PIPE Financing and Backstop Commitment or otherwise, in favor of the proposed Business Combination and the other proposals set forth in the Proxy Statement. The investor in the PIPE Financing has also agreed not to transfer any Company common stock that it owns until the earlier of the Closing or the public announcement by the Company of the termination of the Purchase Agreement. In consideration for the aggregate $125.0 million equity commitment, the investor in the PIPE Financing will receive (i) a commitment fee of $2.5 million, which fee was paid by JFL Partners or one of its affiliates on behalf of the Company, subject to credit to the Total Purchase Price, and (ii) upon the Closing, five percent (5%) of the aggregate consideration paid by the investor in the PIPE Financing to acquire shares of common stock in connection with the Backstop Commitment (if any) (not to exceed five percent (5%) of the total Backstop Commitment). The investor in the PIPE Financing may also receive up to a three percent (3%) placement and/or funding fee on the aggregate Series A Convertible Preferred Stock acquired pursuant to the Backstop and Subscription Agreement. In addition, to the extent the Company enters into one or more other subscription agreements substantially similar to the Backstop and Subscription Agreement (the “Other Subscription Agreements”) prior to Closing with qualified institutional buyers other than the initial investor to the Backstop and Subscription Agreement, each such investor will receive five percent (5%) of the aggregate consideration paid by such investor to acquire shares of common stock in connection with the Other Subscription Agreements (if any).

Concurrently with the execution of the Purchase Agreement, the Company entered into the JFL Subscription Agreement with J.F. Lehman & Company, LLC (“JFLCo”).  The JFL Subscription Agreement provides that JFLCo or one of its affiliated investment funds may elect to acquire from the Company substantially concurrent with the Closing (A) up to 300,000 newly issued shares of Series A Convertible Preferred Stock for a per share price of $97.00 and (B) up to 1,951,220 shares of newly issued Company common stock for a per share price of $97.00 and an additional number of shares of Company common stock from the Sponsor as determined in accordance with the terms of the JFL Subscription Agreement.  On September 21, 2018, JFLCo notified the Company it would be exercising its rights under the JFL Subscription Agreement in full, resulting in approximately $49.0 million of additional cash proceeds available to the Company at Closing.

On August 24, 2018, the Company entered into a Subscription Agreement with an investor, pursuant to which the investor agreed to purchase approximately $68.0 million of the Company’s preferred and common equity securities (the “Acquired Shares”), consisting of (i) 530,000 shares of Series A Convertible Preferred Stock at a cash purchase price of $100.00 per share, and (ii) 1,463,415 shares of Company common stock at a cash purchase price of $10.25 per share of common stock.  The purchase of the Acquired Shares will occur substantially concurrently with the Closing. Subject to customary exceptions, the obligations of the parties to this Subscription Agreement will terminate upon the earlier to occur of (a) such date and time as the Purchase Agreement is terminated in accordance with its terms, (b) upon the mutual written agreement of the Company and this investor to terminate this Subscription Agreement, (c) if any of the conditions to closing of this Subscription Agreement are not satisfied prior to the closing of the transactions under this Subscription Agreement and, as a result thereof, the transactions contemplated in this Subscription Agreement are not consummated at the closing date of this Subscription Agreement or (d) the Termination Date (as defined in the Purchase Agreement). The Company will pay this investor a fee equal to five percent (5%) of the aggregate Company common stock commitment amount at the Closing.

Prior to August 24, 2018, the Company entered into certain individual Other Subscription Agreements with other “qualified institutional buyers” providing for the issuance by the Company to such other investors of $8.75 million of shares of Series A Convertible Preferred Stock and approximately $8.0 million of shares of Company common stock, subject to certain conditions, including the Closing. The terms and conditions of these Other Subscription Agreements are substantially similar to the terms and conditions of the Subscription Agreement described in the immediately preceding paragraph.

Redemption Offer

Pursuant to the existing charter, in connection with the Business Combination, holders of the Company’s public shares may elect to have their shares redeemed for cash at the applicable redemption price per share calculated in accordance with the existing charter (the “Redemption Offer”). The per share redemption price would have been approximately $10.23 at September 30, 2018.

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

Conditions to Closing of the Business Combination

Consummation of the transactions contemplated by the Purchase Agreement is subject to customary conditions of the respective parties, including the approval of the Purchase Agreement and transactions contemplated thereby (including the Business Combination) by the Company’s stockholders in accordance with the Company’s existing charter and the completion of the Redemption Offer in accordance with the Proxy Statement. Each redemption of public shares by the Company’s public stockholders will decrease the amount in the Trust Account, which holds approximately $262.5 million as of September 30, 2018 (before withdrawals of approximately $48,000, for taxes payable at that date).

In addition, consummation of the transactions contemplated by the Purchase Agreement is subject to other closing conditions, including, among others: (i)  the accuracy of the representations and warranties of the Company and JFL Partners (subject in certain cases to certain materiality, knowledge and other qualifications) and the performance by the Company and JFL Partners in all material respects of their covenants and agreements required to be performed under the Purchase Agreement, and (ii) the Company having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) remaining after the closing of the Redemption Offer.

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

Other Agreements

The Business Combination also calls for additional agreements, including, among others, the Backstop Subscription Agreement, the JFL Subscription Agreement, Voting and Support Agreement, Lock-Up Agreement, Registration Rights Agreement, Sponsor Warrant Exchange and Share Forfeiture Agreement and Investor Rights Agreement, each as defined and described elsewhere in the definitive Proxy Statement filed with the SEC on October 1, 2018.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2018, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Net Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period (after deducting shares that were subject to forfeiture in connection with the Public Offering), plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. Shares of common stock subject to possible redemption have been excluded from the calculation of basic and diluted loss per share for the three and nine months ended September 30, 2018, for the three months ended September 30, 2017 and for the period from January 3, 2017 (date of inception) to September 30, 2017 since such shares, if redeemed, only participate in their pro rata share of the Trust Account. The Company has not considered the effect of warrants to purchase 28,848,750 shares of common stock sold in the Public Offering and the concurrent private placement in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. For the three and nine months ended September 30, 2018, the three months ended September 30, 2017 and for the period from January 3, 2017 (date of inception) to September 30, 2017, the fully diluted calculation does not include the shares subject to redemption because they would be antidilutive.

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

The Company’s currently taxable income consists of interest income on the Trust Account, net of taxes. The Company’s costs are generally considered start-up costs (which are not currently deductible) and, beginning in the three months ended June 30, 2018, Business Combination costs (many of which may not be deductible for income tax purposes). During the three and nine months ended September 30, 2018 the Company recorded income tax expense of approximately $258,000 and $660,000 primarily related to interest income earned on the Trust Account net of franchise taxes accrued. The Company’s effective tax rate for the three and nine months ended September 30, 2018 is not meaningful and differs significantly from the expected 21% tax rate due to the start-up costs (discussed above) which are not currently deductible and the Business Combination costs (also discussed above), many of which may not be deductible. During the three months ended September 30, 2017 and for the period from January 3, 2017 (date of inception) to September 30, 2017 the Company recorded income tax expense of approximately $207,000 and $207,000 primarily related to interest income earned on the Trust Account net of franchise taxes accrued. The Company’s effective tax rate for the three months ended September 30, 2017 and for the period from January 3, 2017 (date of inception) to September 30, 2017 was approximately 178% and 117%, respectively, which differs significantly from the expected 21% tax rate due to the start-up costs (discussed above) which are not currently deductible. On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35% to 21% for years beginning in 2018. At September 30, 2018 and December 31, 2017, the Company has a deferred tax asset of approximately $320,000 and $120,000, respectively, (which reflects the lower 21% rate under which those deferred taxes would be expected to be recovered or settled) primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at September 30, 2018 and December 31, 2017.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2018 or December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2018 or December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital. Accordingly, at September 30, 2018 and December 31, 2017, 24,229,748 and 24,427,763, respectively, of the 25,665,000 public shares were classified outside of permanent equity at redemption value.

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

Administrative Services Agreement and Other Agreements

The Company pays $15,000 a month ($45,000 and $135,000, respectively, for the three and nine months ended September 30, 2018 and $45,000 for the three months ended September 30, 2017) for office space, administrative services and secretarial support to an affiliate of the Sponsor, Hennessy Capital LLC. Services commenced on June 23, 2017 and will terminate upon the earlier of the consummation by the Company of the Initial Business Combination or the liquidation of the Company.

Also, commencing on June 23, 2017 (the date the securities were first listed on the NYSE American), the Company has agreed to compensate its Chief Financial Officer $25,000 per month prior to the consummation of the Initial Business Combination, of which 50% is payable in cash currently and 50% in cash upon the successful completion of the Initial Business Combination. Approximately $191,000 and $78,000, respectively, has been included in other accrued liabilities for the deferred compensation of the Chief Financial Officer at September 30, 2018 and December 31, 2017.

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

At September 30, 2018, the proceeds of the Trust Account were invested primarily in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest solely in U.S. government treasury obligations. At December 31, 2017, the proceeds of the Trust Account were invested primarily in U.S. government treasury bills maturing in 2018 yielding interest of between approximately 1.1% and 1.4% per year. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying December 31, 2017 condensed balance sheets and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at September 30, 2018 and December 31, 2017 consisted of U.S. government treasury bills and money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

	Carrying value at September 30,	Gross Unrealized Holding	Quoted Price Prices in Active Markets
Description	2018	Gains	(Level 1)
Assets:
Cash and money market funds	$262,475,000	$-	$262,475,000

Description	Carrying value at December 31, 2017	Gross Unrealized Holding Gains	Quoted Price Prices in Active Markets (Level 1)
Assets:
Cash	$15,000	$-	$15,000
U.S. government treasury bills	260,597,000	21,000	260,618,000
Total	$260,612,000	$21,000	$260,633,000

During the three and nine months ended September 30, 2018, the Company withdrew approximately $395,000 and $1,312,000, respectively, from the Trust Account in connection with the payment of its 2017, and estimated 2018, income and franchise taxes.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

On June 22, 2017, the Company amended and restated its amended and restated certificate of incorporation to increase the number of its authorized shares of common stock from 29,000,000 shares to 200,000,000 shares. The Company may (depending on the terms of the Initial Business Combination) be required to increase the number of shares of common stock which it is authorized to issue at the same time as its stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with its Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock they own. In June and July 2017, a total of 25,665,000 shares of common stock were issued as part of the Units in the Public Offering (including Units issued in connection with the partial exercise of the underwriters’ over-allotment option) and in July 2017, 52,500 founder shares were forfeited resulting in 32,081,250 shares of common stock issued and outstanding including 24,229,748 and 24,475,832 shares, respectively, subject to redemption at September 30, 2018 and December 31, 2017.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued and outstanding.

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

At September 30, 2018, we had approximately $440,000 in cash outside of the Trust Account. We expect to incur significant costs in the pursuit of our Initial Business Combination and we cannot assure you that our plans to complete our Initial Business Combination will be successful.

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

The Business Combination will be accounted for as a reverse merger in accordance with accounting principles generally accepted in the United States of America. Under this method of accounting, the Company will be treated as the “acquired” company for financial reporting purposes. This determination was primarily based on NRC Group comprising the ongoing operations of the combined company and NRC Group’s senior management comprising the senior management of the combined company. For accounting purposes, we expect that NRC Group will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of NRC Group (i.e., a capital transaction involving the issuance of stock by the Company for the stock of NRC Group). Accordingly, the consolidated assets, liabilities and results of operations of NRC Group will become the historical financial statements of the combined company, and the Company’s assets, liabilities and results of operations will be consolidated with NRC Group beginning on the acquisition date, which is expected to be October 17, 2018.

Business Combination Consideration and Acquisition Financing

Business Combination Consideration - Pursuant to the Purchase Agreement, the aggregate purchase price for the proposed Business Combination is $662.5 million subject to adjustments for (i) NRC Group’s cash, debt, and net working capital, (ii) certain other unpaid transaction expenses (other than NRC Group’s expenses incurred in connection with the preparation of the “Proxy Statement” and meetings with our stockholders), (iii) expenses paid by JFL Partners or its affiliates (including NRC Group) on behalf of the Company, (iv) pre-Closing income taxes, (v) the Excess Capital Expenditures Adjustment (as defined in the Purchase Agreement), (vi) and the Aggregate Acquisition Adjustment (as defined in the Purchase Agreement) (the purchase price and final adjustments as of the closing of the Business Combination (the “Closing”) being the “Total Purchase Price”) and any post-Closing payment amounts. The Total Purchase Price consists of the Cash Purchase Price and the Purchase Price Common Stock, each as defined in the Purchase Agreement.

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

Concurrently with the execution of the Purchase Agreement, the Company entered into the JFL Subscription Agreement with JFLCo.  The JFL Subscription Agreement provides that JFLCo or one of its affiliated investment funds may elect to acquire from the Company substantially concurrent with the Closing (A) up to 300,000 newly issued shares of Series A Convertible Preferred Stock for a per share price of $97.00 and (B) up to 1,951,220 shares of newly issued Company common stock for a per share price of $97.00 and an additional number of shares of Company common stock from the Sponsor as determined in accordance with the terms of the JFL Subscription Agreement.  On September 21, 2018, JFLCo notified the Company it would be exercising its rights under the JFL Subscription Agreement in full, resulting in approximately $49.0 million of additional cash proceeds available to the Company at Closing.

On August 24, 2018, the Company entered into a Subscription Agreement with an investor, pursuant to which the investor agreed to purchase the Acquired Shares, consisting of (i) 530,000 shares of Series A Convertible Preferred Stock at a cash purchase price of $100.00 per share, and (ii) 1,463,415 shares of Company common stock at a cash purchase price of $10.25 per share of common stock.  The purchase of the Acquired Shares will occur substantially concurrently with the Closing. Subject to customary exceptions, the obligations of the parties to this Subscription Agreement will terminate upon the earlier to occur of (a) such date and time as the Purchase Agreement is terminated in accordance with its terms, (b) upon the mutual written agreement of the Company and this investor to terminate this Subscription Agreement, (c) if any of the conditions to closing of this Subscription Agreement are not satisfied prior to the closing of the transactions under this Subscription Agreement and, as a result thereof, the transactions contemplated in this Subscription Agreement are not consummated at the closing date of this Subscription Agreement or (d) the Termination Date (as defined in the Purchase Agreement). The Company will pay this investor a fee equal to five percent (5%) of the aggregate Company common stock commitment amount at the Closing.

Prior to August 24, 2018, the Company entered into certain individual Other Subscription Agreements with other “qualified institutional buyers” providing for the issuance by the Company to such other investors of $8.75 million of shares of Series A Convertible Preferred Stock and approximately $8.0 million of shares of Company common stock, subject to certain conditions, including the Closing. The terms and conditions of these Other Subscription Agreements are substantially similar to the terms and conditions of the Subscription Agreement described in the immediately preceding paragraph.

Redemption Offer

Pursuant to the existing charter, in connection with the Business Combination, holders of the Company’s public shares may elect to have their shares redeemed for cash at the applicable redemption price per share calculated in accordance with the existing charter (the “Redemption Offer”). The per share redemption price would have been approximately $10.23 at September 30, 2018.

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

Other

The consummation of the transactions contemplated by the Purchase Agreement is subject to customary conditions to closing of the respective parties, as well as provisions for termination under customary and limited circumstances (including failure to complete the transactions contemplated but the Purchase Agreement by November 30, 2018), as well as various additional agreements, including, among others, the Backstop and Subscription Agreement, the JFL Subscription Agreement, Voting and Support Agreement, Lock-Up Agreement, Registration Rights Agreement and Sponsor Warrant Exchange and Share Forfeiture Agreement and Investor Rights Agreement, each as defined and described elsewhere in the definitive Proxy Statement filed with the SEC on October 1 , 2018.

Results of Operations

For the period from January 3, 2017 (date of inception) to September 30, 2018 our activities consisted of formation and preparation for the Public Offering and subsequent to the Public Offering, efforts have been directed toward locating and completing a suitable Initial Business Combination. As such, we had no operations or significant operating expenses until July 2017.

Our normal operating costs include costs associated with our search for an Initial Business Combination, costs associated with our governance and public reporting, state franchise taxes of approximately $17,000 per month (see below), a charge of $15,000 per month from our Sponsor for administrative services and approximately $25,000 per month ($12,500 of which is deferred as to payment until closing of our Initial Business Combination) for compensation to our Chief Financial Officer. In addition, since our operating costs are not expected to be deductible for federal income taxes, we expect to be subject to federal income taxes on the interest income from the Trust Account less franchise taxes. Such federal income taxes would approximate $880,000 per year based on the level of interest income experienced in the nine months ended September 30, 2018 on the average balance in the Trust Account. Further, we incur approximately $50,000 per quarter ($150,000 per nine months) in franchise taxes. However, we are permitted to withdraw interest earned from the Trust Account for the payment of federal income taxes and franchise taxes. In the three months ended September 30, 2018, our costs increased significantly, as we expected, due to professional and consulting fees and travel associated with evaluating various Initial Business Combination candidates and moving forward with agreements and preparation for a stockholders’ meeting to approve the Business Combination. Such Business Combination costs were approximately $1,300,000 and $3,700,000 in the three and nine months ended September 30, 2018. Further, now that we have entered into agreements for the Business Combination, our costs are expected to continue at an increased level in connection with closing the Business Combination as well as additional professional, due diligence and consulting fees and travel costs that are required in connection with the Business Combination. In addition, several of our service providers are working on a contingency or success fee basis and, as such, various advisory and transaction fees become payable upon the closing of the Business Combination.

Despite incurring operating costs of $1,552,000 and $4,515,000, respectively, in the three and nine months ended September 30, 2018, approximately $1,300,000 and $3,700,000 of such costs related to the Business Combination and relate primarily to services by providers (other than our independent public accountants) who have agreed to defer their payment until the closing of the Business Combination. As such, cash used in operations for the nine months ended September 30, 2018 was approximately $2,225,000 (before reimbursement from out Trust Account for taxes paid of approximately $1,312,000 on interest income from our Trust Account). Further, the Company believes that it has sufficient cash to complete the Business Combination. See also Liquidity and Capital Resources regarding commitments.

Our Public Offering and Private Placement closed on June 28, 2017 and, with respect to the partial exercise of the underwriters’ over-allotment option, on July 19, 2017 as more fully described in “Liquidity and Capital Resources” below. The proceeds in the Trust Account were invested in a money market fund that invests solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended. In July 2017, the money market fund was largely liquidated and the trust assets were invested in U.S. government treasury bills which matured on December 21, 2017 (and were re-invested in U.S. government treasury bills that matured in May 2018) and January 11, 2018 (and were re-invested in U.S. government treasury bills that matured in May 2018) and yielded approximately 1.6% on a yearly basis. At September 30, 2018, the Trust Account is invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. Interest on the Trust Account was approximately $1,213,000 and $3,175,000 for the three and nine months ended September 30, 2018, respectively.

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

The net proceeds from the Public Offering and Private Placement was approximately $261,030,000, net of the non-deferred portion of the underwriting commissions of $4,500,000 and offering costs and other expenses of approximately $720,000. $259,216,500 of the proceeds of the Public Offering and the private placement were deposited in the Trust Account and are not available to us for operations (except amounts to pay taxes). At September 30, 2018, we had approximately $440,000 of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination.

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

The Company believes that it has sufficient working capital at September 30, 2018 to fund its operations through December 2018.

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

Contractual obligations

At September 30, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Services Agreement with Hennessy Capital LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital LLC $15,000 per month for office space, utilities and secretarial support.

In addition, commencing on June 23, 2017 (the date the Company’s securities were first listed on the NYSE American), the Company has agreed to compensate its Chief Financial Officer $25,000 per month prior to the consummation of the Initial Business Combination, of which 50% is payable in cash currently and 50% in cash upon the successful completion of the Initial Business Combination. Approximately $191,000 and $78,000, respectively, has been included in other accrued liabilities for the deferred compensation of the Chief Financial Officer at September 30, 2018 and December 31, 2017.

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

Net Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period (after deducting shares that were subject to forfeiture in connection with the Public Offering), plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. Shares of common stock subject to possible redemption have been excluded from the calculation of basic and diluted loss per share for the three and nine months ended September 30, 2018, for the three months ended September 30, 2017 and for the period from January 3, 2017 (date of inception) to September 30, 2017 since such shares, if redeemed, only participate in their pro rata share of the Trust Account. The Company has not considered the effect of warrants to purchase 28,848,750 shares of common stock sold in the Public Offering and the concurrent private placement in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. For the three and nine months ended September 30, 2018, the three months ended September 30, 2017 and for the period from January 3, 2017 (date of inception) to September 30, 2017, the fully diluted calculation does not include the shares subject to redemption because they would be antidilutive.

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

The Company’s currently taxable income consists of interest income on the Trust Account, net of taxes. The Company’s costs are generally considered start-up costs, which are not currently deductible, and, beginning in the three months ended June 30, 2018, Business Combination costs, many of which may not be deductible for income tax purposes. During the three and nine months ended September 30, 2018 the Company recorded income tax expense of approximately $258,000 and $660,000 primarily related to interest income earned on the Trust Account net of franchise taxes accrued. The Company’s effective tax rate for the three and nine months ended September 30, 2018 is not meaningful and differs significantly from the expected 21% tax rate due to the start-up costs (discussed above) which are not currently deductible and the Business Combination costs (also discussed above), many of which may not be deductible. During the three months ended September 30, 2017 and for the period from January 3, 2017 (date of inception) to September 30, 2017 the Company recorded income tax expense of approximately $207,000 and $207,000 primarily related to interest income earned on the Trust Account net of franchise taxes accrued. The Company’s effective tax rate for the three months ended September 30, 2018 and for the period from January 3, 2017 (date of inception) to September 30, 2017 was approximately 178% and 117%, respectively, which differs significantly from the expected 21% tax rate due to the start-up costs (discussed above) which are not currently deductible. On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35% to 21% for years beginning in 2018. At September 30, 2018 and December 31, 2017, the Company has a deferred tax asset of approximately $320,000 and $120,000, respectively, (which reflects the lower 21% rate under which those deferred taxes would be expected to be recovered or settled) primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at September 30, 2018 and December 31, 2017.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2018 or December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2018 or December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

At September 30, 2018, 24,229,748 of the 25,665,000 Public Shares were classified outside of permanent equity at redemption value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on January 3, 2017 for the purpose of effecting an Initial Business Combination. As of September 30, 2018, we had not commenced any operations or generated any revenues. All activity through September 30, 2018 relates to our formation and our Public Offering and subsequent to the Public Offering, efforts have been directed toward locating and completing a suitable Initial Business Combination. Approximately $259,217,000 of the net proceeds of the Public Offering and the Private Placement that closed in June and July 2017 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. During the three and nine months ended September 30, 2018, the Company withdrew approximately $1,312,000 from the Trust Account in connection with the payment of its 2017, and estimated 2018, income and franchise taxes. At September 30, 2018, there was approximately $262,475,000 in the Trust Account.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Other than the risk factors disclosed in the definitive Proxy Statement filed by the Company with the SEC on October 1, 2018, which are incorporated herein by reference, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 2, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1	First Amendment to Purchase Agreement, dated as of July 12, 2018, by and between JFL-NRC-SES Partners, LLC and Hennessy Capital Acquisition Corp. III (amending that certain Purchase Agreement, dated as of June 25, 2018, by and between Hennessy Capital Acquisition Corp. III and JFL-NRC-SES Partners, LLC filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on June 25, 2018)

10.1	Subscription Agreement, dated as of August 24, 2018, by and between Hennessy Capital Acquisition Corp. III and Cyrus Capital Partners, L.P., a Delaware limited partnership (including the form of Certificate of Designations, Preferences, Rights and Limitations of 7.00% Series A Convertible Cumulative Preferred Stock of NRC Group Holdings Corp. (formerly known as Hennessy Capital Acquisition Corp. III) attached as Exhibit A thereto) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on August 30, 2018).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL ACQUISITION CORP. III

Dated: October 10, 2018	/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: October 10, 2018	/s/ Nicholas A. Petruska
	Name:	Nicholas A. Petruska
	Title:	Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

