Form 10-K
period 2018-12-31
NRC GROUP HOLDINGS CORP.
filed 2019-03-25
CIK 1703038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-38119

NRC GROUP HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	81-4838205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

952 Echo Lane, Suite 460 Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (832)767-4749

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	NYSE American
Warrants to purchase Common Stock	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $260,243,100, based upon the closing price of the shares on the NYSE American, LLC on that date.

The number of outstanding shares of the registrant’s common stock on March 14, 2019 was 36,902,544 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have made these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

●	market conditions, commodity prices and economic factors beyond our control;

●	changes in demand within a number of key industry end-markets and geographic regions;

●	our obligations under, unexpected changes in, and other risks relating to, various laws, rules and regulations, including environmental law, securities law, maritime law and the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”);

●	the effect of litigation, judgments, orders or regulatory proceedings and the potential inadequacy of our insurance;

●	natural disasters, operational and safety risks and other business disruptions;

●	our ability to acquire and successfully integrate new operations and new acquisitions;

●	our ability to obtain or maintain various certifications, classifications, permits and other qualifications that can affect the cost, manner or feasibility of doing business;

●	our ability to fulfill our obligations regarding our outstanding indebtedness;

●	any failure or breach of our information technology systems;

●	our ability to design, implement and maintain effective internal controls, including disclosure controls and controls over financial reporting;

●	failure to retain key personnel;

●	recently enacted comprehensive U.S. tax reform legislation;

●	foreign currency exchange rate exposure;

●	the effect of impairment charges on our operating results;

●	our ability to maintain the listing of our common stock and warrants on the NYSE American and fulfill other public company obligations; and

●	other risks and uncertainties described in this Report under the heading “Risk Factors.”

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under the heading “Risk Factors” may not be exhaustive.

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

ii

PART I

Item 1.	Business

Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refers to NRC Group Holdings Corp. and its subsidiaries.

Business Overview

We are a global provider of a wide range of environmental, compliance and waste management services. Our broad range of capabilities and global reach enable us to meet the critical, and often non-discretionary, needs of more than 5,000 customers across diverse end markets to ensure compliance with environmental, health and safety (“EH&S”) laws and regulations around the world. Our diverse service offerings and broad geographic footprint enable us to reach customers around the world to:

●	ensure compliance with international and domestic EH&S laws and regulations;

●	maximize operating efficiency and longevity of critical operating assets;

●	ensure adherence with their EH&S policies;

●	reduce risk and liability;

●	enhance safety;

●	maximize profitability and manage costs;

●	reduce downtime of critical operations; and

●	protect the environment from potentially dangerous materials and waste streams.

The services we provide to our customers are highly-regulated often considered by our customers to be non-discretionary due to the high costs of failure, non-compliance and negative public and community relations. Our business is diversified and combines technical expertise, broad geographic reach, differentiated assets, essential regulatory certifications and a specialized work force that allows us to address customers’ on-going environmental and regulatory requirements. We have broad global reach, with approximately 75 locations in the United States and approximately 20 additional locations internationally across eight countries, including the United Kingdom, Mexico, Turkey, the Republic of Georgia, United Arab Emirates, Angola, Thailand and Trinidad and Tobago.

Our principal executive office is located at 952 Echo Lane, Suite 460, Houston, Texas 77024 and our telephone number at that location is (832)767-4749.

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Our SEC filings are available to the public through the Internet at the SEC’s website at http://www.sec.gov. We also make available free of charge on our Internet website at ir.nrcg.com all of the documents that we file with the SEC as soon as reasonably practicable after we electronically file those documents with the SEC. The information on or accessible through our website is not incorporated by reference into, or otherwise made part of, this Report.

Strategic Transactions

Business Combination

We were incorporated in Delaware in January 2017 as Hennessy Capital Acquisition Corp. III (“Hennessy Capital”), a publicly-traded special purpose acquisition company, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On October 17, 2018, Hennessy Capital acquired NRC Group Holdings, LLC (“NRC Group”), a Delaware limited liability company, which was established in June 2018 through the combination of two businesses, JFL-NRC Holdings, LLC (“NRC”) and Sprint Energy Services, LLC (“Sprint”), both previously operating separately under the ownership of investment affiliates of J.F. Lehman & Company, LLC (“JFLCo”). Hennessy Capital acquired of all of the issued and outstanding membership interests of NRC Group from JFL-NRC-SES Partners, LLC (“JFL Partners”) in accordance with the Purchase Agreement, dated as of June 25, 2018 and amended as of July 12, 2018 (the “Purchase Agreement”), between Hennessy Capital and JFL Partners (the “Business Combination”). Pursuant to the Purchase Agreement, the total purchase price of $394.7 million was paid to JFL Partners in a combination of cash and in shares of common stock.

In connection with the closing of the Business Combination, we changed our name from “Hennessy Capital Acquisition Corp. III” to “NRC Group Holdings Corp.” Upon completion of the Business Combination, the NYSE American trading symbols of our common stock and our warrants were changed to “NRCG” and “NRCG WS,” respectively.

Acquisitions

We maintain a rigorous and highly disciplined program to selectively pursue acquisitions that are expected to expand our service offerings, increase our geographic footprint and drive earnings and revenue growth. In the past five years, we have acquired the following businesses through our subsidiaries:

●	On March 6, 2014, we acquired Sureclean Limited (“Sureclean”), a provider of specialty industrial and environmental solutions to the oil & gas, petrochemical, renewables, utilities, civil engineering and construction sectors in the United Kingdom and North Sea region.

●	On March 7, 2014, we acquired Specialized Response Solutions, LP (“SRS”), a provider of emergency response, firefighting, specialized equipment fabrication, training and other specialized response services primarily for the rail and industrial chemicals industries.

●	On October 31, 2014, we acquired Emerald Alaska, LLC (“Emerald Alaska”), a provider of environmental and emergency response solutions to the oil and gas industry in the state of Alaska.

●	On April 11, 2016, we acquired Enpro Holdings Group (“Enpro”), a provider of environmental, industrial and emergency response solutions to the Northeast U.S. market.

●	On January 7, 2017, we acquired Water Truck Service, Inc. (“WTS”), a provider of sludge and waste water transfer and disposal services in the U.S. Pacific Northwest.

●	On March 28, 2018, we acquired Clean Line Waste Water Solutions Limited (“Clean Line”), a leading provider of environmental, industrial and emergency response services in the United Kingdom.

●	On May 14, 2018, we acquired Progressive Environmental Services, Inc. (“SWS”), expanding our environmental services geographic coverage to 20 locations in eight states throughout the Southeast, Gulf Coast and Midwest of the United States.

●	On October 2, 2018, we acquired Quail Run Services, LLC (“Quail Run”), a leading provider of wellsite wastewater treatment services in the Permian Basin and Eagle Ford Shale Play.

See Note 4 to our consolidated financial statements included elsewhere in this Report for more information regarding our recent acquisitions.

Business Segments

We operate in four reportable business segments: (1) Domestic Environmental Services, (2) Sprint, (3) Domestic Standby Services and (4) International Services.

Domestic Environmental Services

Our Domestic Environmental Services segment provides essential environmental and industrial services to energy, engineering and construction, environmental, health care, industrial, maritime, railroad, transportation and other customers across the United States. We believe that we are one of only a few companies in the United States that provides a broad array of environmental services nationally. The Domestic Environmental Services segment’s wide-ranging suite of specialized environmental and industrial services (the “environmental services”) includes:

●	industrial cleaning;

●	hazardous waste packaging and management;

●	waste transportation and disposal;

●	marine cleaning and marine services;

●	salvage support;

●	petroleum storage tank cleaning and removal;

●	pipeline repair;

●	site remediation services;

●	land-and marine-based emergency response; and

●	specialized equipment rental.

On average, we perform more than 20,000 projects annually for over 3,000 customers, which include multi-national corporations and municipalities across numerous geographies and end markets. For the year ended December 31, 2018, no one customer made up over 5% of annual revenue. Overall demand for our Domestic Environmental Services is generally linked to levels of industrial production and gross domestic product (“GDP”). Our Domestic Environmental Services customers’ utilization of our environmental services for routine maintenance and response services results in a highly visible, recurring revenue stream. These Domestic Environmental Services are high-frequency, legally-mandated, recurring, small-ticket projects with an average project amount of under $15,000 and a broad base of customers.

In addition to providing ongoing, day-to-day services, our Domestic Environmental Services segment also performs special or large clean-up projects in response to unplanned events, spills or leaks. Our new Global Emergency Response program offers a single-source solution for emergency response services to transportation, chemical distribution, retail, waste management, industrial and insurance companies. Typically, our customers seek a highly-qualified, national provider of services who offers a reliable and safe service model at a reasonable cost. Our Domestic Environmental Services segment operates a 24 hours a day, 7 days per week (“24/7”) emergency response call center to support the needs of our customers. Upon receiving an emergency response request, we dispatch resources from one of over 65 strategically located service locations. In addition, we have the capability of using one of our nearly 200 independent contractors with whom we have existing support agreements to ensure that our customers’ needs are promptly met. We currently anticipate performing a significant percentage of these projects using internal resources to execute our growth strategy and maximize earnings.

For the years ended December 31, 2016, 2017 and 2018, the Domestic Environmental Services segment earned approximately $164.5, $171.0 and $226.4, respectively, in revenue. For the year ended December 31, 2018, segment revenue represented approximately 62.9% of total company revenue.

Sprint

Our Sprint segment provides energy-related services and waste disposal services predominately to upstream energy customers currently concentrated in the Eagle Ford and Permian Basins. Our Sprint segment provides energy-related services to over 300 customers from four service facilities located in Kennedy, Carrizo Springs, Midland and Pecos, Texas. Our energy-related services include:

●	spill containment and site remediation;

●	equipment cleaning & maintenance services;

●	specialty equipment rental, including tanks, pumps and containment;

●	safety monitoring and management; and

●	transportation and disposal;

We also operate a waste disposal facility in Kennedy, Texas (the “Karnes County facility”), which services the full complement of oil and gas waste streams, including:

●	oil-and water-based drill cuttings and muds;

●	tank-bottom sediment and produced frac sands;

●	contaminated soils;

●	gels, cements or other liquids containing solids; and

●	other production-related waste.

The Karnes County facility is a landfill facility that operates 24/7 and is designed and engineered specifically for oil and gas waste streams. The Karnes County facility is strategically located in the core of the Eagle Ford Shale Basin. The Karnes County facility is permitted and regulated by the Railroad Commission of Texas. In addition, it is constructed to the specifications set forth under Subtitle D of the Resource Conservation and Recovery Act of 1976 (“RCRA”), which exceed the standard required for oil and gas waste streams. Set on approximately 390 contiguous acres, the Karnes County facility has capacity for foreseeable demand across multiple decades, including approximately 70 acres immediately available for development and another 200 acres available for future expansion. The Karnes County facility also provides on-site tank and truck washout services. The Karnes County facility has a demonstrated history of meaningful market share gain driven by our unique value proposition for our customers.

We are in the process of expanding our waste disposal capabilities into the Permian Basin to meet the growing demands of our existing Sprint and Domestic Environmental Services customers. In addition, the new facilities will provide us strategic access to new customers in the Delaware and Midland Basins. On October 2, 2018, we acquired Quail Run, which operates five domestic wastewater treatment facilities in the Permian Basin and Eagle Ford Shale regions. On October 11, 2018, we received a permit for our landfill facility located in Pecos County, Texas (the “Pecos County facility”), which lies within the Permian Basin. On October 22, 2018, we received a permit for a second Permian Basin landfill facility located in Reagan County, Texas (the “Reagan County facility”). Operations at the Pecos County and Reagan County facilities are expected to commence in early 2019. Additionally, we have one pending permit for a waste disposal site in Andrews County, Texas and expect to receive approval in the first half of 2019. Modeled on the success of the Karnes County facility, our new Permian Basin facilities are expected to result in similar customer adoption rates.

The locations of the new Permian Basin waste disposal sites were selected based on direct conversations and feedback from our existing Sprint and Domestic Environmental Services customers, who are key operators in the Permian Basin and anticipated to serve as anchor accounts. We believe that our waste disposal facilities generate attractive unit economics. We believe that the new Permian Basin facilities have potential to generate operational results similar to those that have been achieved at the Karnes County facility once fully operational. These facilities provide attractive returns on invested capital with a relatively fast expected payback period and an average useful life of a facility measured in decades.

Our existing and planned disposal facilities are strategically located in highly attractive sub basins, specifically within the Eagle Ford and Permian Basins, which have historically provided attractive economics for high quality operators. In the Eagle Ford and Permian Basins, breakeven costs have continued to move lower, driven primarily by advances in technology, efficiency gains and well performance resulting in lower costs of extraction. These basins typically have some of the lowest breakeven prices per barrel, as compared to other basins. A lower breakeven price per barrel helps to reduce the volatility in activity among operators during oil price fluctuations.

For the years ended December 31, 2016, 2017 and 2018, the Sprint segment earned approximately $14.1, $45.1 and $75.2, respectively, in revenue. For the year ended December 31, 2018, segment revenue represented approximately 20.9% of total company revenue. Approximately 63.2% of segment revenue was generated by our energy-related services and 36.8% by our waste disposal services.

Domestic Standby Services

Our Domestic Standby Services segment is a global provider of commercial standby oil spill compliance and emergency response services (the “standby services”) in the United States and across North America. Our Domestic Standby Services customers pay annual retainer fees under long-term or evergreen contracts for access to regulatory certifications, specialized assets and highly trained personnel, who are on call 24/7 to respond to an oil spill or other hazardous materials emergency response events.

The Oil Pollution Act of 1990 (OPA-90), a regulatory framework for the protection of the environment from oil spills following the 1989 Exxon Valdez spill, mandates certain oil spill response coverage for companies that store, transport, produce or handle petroleum and certain non-petroleum oils on or near U.S. waters.

Our Domestic Standby Services segment is the only commercial Oil Spill Response Organization (“OSRO”) in the United States and the only commercial provider of standby services that satisfies the requirements of both OPA-90 and other federal, state and municipal requirements. In addition, we hold the highest oil spill contractor classification offered by the U.S. Coast Guard (“USCG”). Our Domestic Standby Services segment maintains an installed base of specialized oil spill response equipment and highly trained personnel around the United States to ensure rapid response capabilities. We provide government-mandated standby compliance solutions to more than 2,000 customers that cover approximately 20,000 assets, including tank and non-tank vessels, barges, petrochemical facilities, pipelines, refineries and other assets. Our specialized fleet, highly-trained personnel and dedication to efficient, safe service delivery has resulted in over 99% annual customer retention and an average customer tenure of over 12 years.

Contracts with terms of five years or more accounted for approximately 85% of our Domestic Standby Services revenue, of which over half was generated by contracts with durations of ten or more years. Historically, approximately 80% of our Domestic Standby Services revenues were generated from retainer-based revenues, and approximately 20% were generated by emergency response services events, which tend to fluctuate slightly year to year. During a typical year, we respond to approximately 40 to 50 spills domestically, but the majority of our revenue is derived from the recurring retainer payments we receive from customers year after year. These retainer payments are government-mandated under OPA-90 requirements and, as a result, are independent of activity levels or commodity price fluctuations

Additionally, our internal Domestic Standby Services capability is augmented by our network of over 200 independent contractors throughout the United States to ensure expedient response times in any location. These independent contractors provide both personnel and, if required, equipment, to meet the immediate needs of our customers. Contractors must meet stringent requirements to become part of our network. Our contractors are paid when an event occurs and, as such, do not receive any of our annual standby retainer payments.

Our Domestic Standby Services segment is a high-margin, recurring, retainer-based business model that provides opportunity for incremental marine spill response revenue. To the extent a Domestic Standby Services retainer customer has a spill incident, we coordinate and manage the spill response by leveraging both internal resources and our independent contractor network. We generate incremental revenue with respect to services provided through internal resources and independent contractors on all response events, in addition to the annual retainer payments we collect each year.

Our Domestic Standby Services required a substantial upfront investment, but subsequently are relatively low cost to operate. As a result, segment contribution margin is very high, with the majority of incremental revenue flowing through to Adjusted EBITDA given the expansive infrastructure that is already in place. These services are government-mandated for our customers and serve as a low-cost yet invaluable “insurance policy” in the event of an incident. High barriers to entry, driven by the high cost of infrastructure necessary to achieve economies of scale, the high cost of failure, and regulatory certification requirements, have resulted in minimal new market competitors since market inception. Demand for these services is expected to continue to grow as domestic and international oil and gas production and exports continue to increase.

Mexico, which is currently included within our Domestic Standby Services segment, represents a significant growth opportunity for us. The recently privatized Mexican oil and gas market has resulted in the Mexican government actively auctioning off blocks for offshore exploration to leading global oil companies. Although OPA-90 only applies to U.S. territories, the Mexican government and many leading global and U.S.-based companies seek OSRO-type coverage similar to that required in the United States. Our primary Domestic Standby Services competitor is currently unable to operate outside of U.S. waters, which leaves us well-positioned to be the provider of choice for these services internationally. Our first-mover advantage has helped us become the leading OSRO in Mexico with nearly all of the Tier 1 and Tier 2 oil spill response market in Mexico. Based on our internal projections, we believe this could become an approximately $50 million market within the next five years.

For the years ended December 31, 2016, 2017 and 2018, the Domestic Standby Services segment earned approximately $29.6, $43.8 and $34.1, respectively, in revenue. For the year ended December 31, 2018, segment revenue represented approximately 9.5% of total company revenue.

International Services

Our International Services segment provides industrial, emergency response and drainage services. Industrial service activities include tank cleaning, high pressure jetting and waste management services to the offshore oil and gas sector in the North Sea and a wide range of land-based industries. Following our acquisition of Clean Line in 2018, our industrial service activities also include drainage inspection, cleaning and repair services in the United Kingdom. We also provide services to a diverse range of sectors, including construction, highways, utilities, government and industry. Our international emergency activities include standby oil spill and emergency response services to the international oil and gas sector, which is not governed by U.S. OPA-90 regulations.

Our International Services segment currently operates in the United Kingdom, the Republic of Georgia, Turkey and the United Arab Emirates. This segment also works with partners in Angola, Trinidad & Tobago and Thailand utilizing pre-positioned equipment.

Our International Services segment serves approximately 350 customers, with some customer relationships dating back to 2004. Our International Services segment benefits from these long standing relationships, which help to better position our company as a global provider of comprehensive environmental, compliance and waste management services.

For the years ended December 31, 2016, 2017 and 2018, the International Services segment earned approximately $23.5, $17.7 and $24.4, respectively, in revenue. For the year ended December 31, 2018, segment revenue represented approximately 6.8% of total company revenue.

Our Competitive Strengths

Comprehensive Service Offering

Our unique scope and breadth of legally-mandated and mission-critical services allow us to provide integrated environmental and industrial service solutions to more than 5,000 customers worldwide. We provide our customers with a single point of contact to handle the full scope of their planned and unplanned environmental and industrial service needs. These services are complemented by our excellent safety record, our capability for 24/7 emergency response, and our market-leading regulatory accreditations, fleet management and environmental compliance. Further, our service offerings are complemented by industry-leading infrastructure, which includes specialized equipment, strategic disposal facilities, a 24/7 operations center and multi-mode service capabilities.

National Scale with Global Service Capabilities

We are one of the few large scale providers offering comprehensive and legally-mandated environmental and regulatory compliance services on a global scale, with the majority of the industry consisting of over 3,000 smaller local and regional firms. This is accomplished through our more than 75 locations in the United States and approximately 20 additional locations across eight countries, supplemented by our broad network of independent contractors, which includes more than 200 emergency response companies with over 500 locations. Additionally, our marine resource network provides us with priority access to an extensive network of marine assets, and our aerial resource network enables us to coordinate cargo logistics and dispersant services, with priority access to more than 30 helicopters and 15 fixed-wing planes. Our rapid response capabilities and strategically-located facilities enable us to rapidly deploy assets and personnel within 24 hours depending on the proximity of necessary equipment.

Specialized Asset Base and Essential Regulatory Certifications

We maintain a specialized asset base and essential regulatory certifications to respond to environmental events anytime and anywhere our customers need. We have over $150 million in insured value of vessels, marine equipment, vehicles, rolling stock and other equipment that requires extensive training and expertise to operate. Replacing or replicating our fleet of vessels and barges utilized by our Standby Services segment would be difficult and costly for potential competitors because our vessels are customized with oil spill recovery equipment and other vessel modifications specifically designed to enhance our effectiveness.

Although our average Standby Services fleet age is over 40+ years old, our vessels and barges are required by the USCG to be dry-docked two times every five years. As a result, we believe the fleet’s age is not a useful indicator of the life of the vessel or barge. A substantial update while dry-docked could potentially add 20-30 years of useful life to a vessel. In addition, our vessels and barges are predominately on “standby” and are operated at much lower utilization levels than typical vessels. The relatively low utilization rate of our vessels helps to reduce overall maintenance costs and extends the useful life and return on assets of a typical vessel.

Federal, state and local legislation and other environmental agencies require numerous certifications and accreditations. These certifications are often cost and time prohibitive to gain and require expensive multi-step, complex permitting processes. We have decades of experience successfully permitting and maintaining regulatory compliance. Certain of our barges have also been grandfathered into certain regulatory requirements. For example, new regulations requiring new barges to be built with double hulls do not impact our current fleet. Our specialized asset base, essential regulatory certifications and entrenched market position pose a barrier to entry for potential competitors.

Compelling Financial Model with Track Record of Consistent Revenue Growth across Economic Cycles

The services we provide to our customers are highly-regulated and often considered non-discretionary by our customers. The regulatory-driven demand for many of our services creates highly recurring revenue and growth opportunities. We have a demonstrated history of stability with consistent performance through economic cycles. Each of our segments are highly complementary and help to provide a more diversified revenue mix. Our Domestic Standby Services are required by OPA-90, resulting in a highly visible, recurring revenue stream that is not dependent on commodity price fluctuations. Our Domestic Environmental Services largely represent high frequency, recurring, small-ticket projects driven by overall industrial production and GDP growth, providing our revenue mix with diversity and stability. Our International Services provide our customers with global response capabilities, enabling us to diversify our economic risks across different geographies. These services support a diversified customer base across a wide geography. In addition to helping establish entrenched customer relationships, these services help to offset the overhead for maintaining an expansive facilities footprint required to support our Domestic Standby Services customers. Our Sprint segment drives significant margins through its differentiated environmental services and waste disposal capabilities. This attractive margin profile coupled with minimal capital expenditures have driven exceptional free cash flow generation. In addition, going forward, our management expects free cash flow conversion to increase as our additional waste disposal facilities become fully operational in the next few years.

End Market Diversification and Minimal Customer Concentration

We have a highly diversified customer base with minimal customer concentrations across a wide range of industries. We are not dependent on any one customer, any major event or incident or any specific end market for significant portions of our annual revenue. For the year ended December 31, 2018, on a combined basis, no customer represented more than 5% of total revenue and our top ten customers accounted for less than 15% of total revenue. Our customers require high-volume, smaller dollar projects across industrial, energy, marine, transportation, utility and government markets. Additionally, services provided to our customers are highly-regulated and often considered non-discretionary. We believe our diverse customer base, broad service offerings and annual retainer fees under long-term or evergreen contracts allow us to reduce our sensitivity to economic cycles and commodity price volatility. Approximately 85% of our Domestic Standby Services customers are under retainer contracts with tenure of over 5 years, and over 60% have retainer contracts spanning over 10 years.

Experienced Management Team with Deep Industry Expertise

Our executive officers have extensive and applicable industry experience and expertise, and are supported by a deep bench of experienced operating managers overseeing a specialized, skilled and dedicated employee base. Our executive officers have an average of over 20 years of experience in the environmental and industrial services industries. Our broader management team maintains a significant depth of functional experience in environmental and waste disposal services. Our executive officers and our management team have a long track record of achieving organic growth and a history of successfully executing and integrating acquisitions. Effective management and successful implementation of strategic initiatives have resulted in a demonstrated history of stability and resistance to commodity price volatility and economic cycles.

Knowledge of the Highly Complex EH&S Regulatory Environment

The industrial and commercial markets that we serve face an increasingly complex and strict regulatory environment. This is driving demand for large and comprehensive providers of environmental services with the expertise and required certifications necessary to navigate the increasingly complex regulatory environment. Federal, state and local laws and regulations require that service providers have numerous certifications and accreditations, including expensive, multi-step permitting processes that can be cost- and time-prohibitive to smaller service providers. We utilize our decades of experience and highly qualified staff to assist our customers in navigating this increasingly complex and stringent regulatory environment.

Strong Culture of Safety and Environmental Compliance

Our “Safety First” culture is at the core of our operations and service offerings. Our commitment to safety allows us to consistently achieve a safety record above industry standards, a key differentiator for customers and an important barrier to entry for other service providers. We have implemented a comprehensive safety and training program that supports our industry-leading safety record, including our “Plan-Do-Check-Act” methodology and emphasis on targeting zero incidents through continuous process improvement. Our employee training is covered through the Competency Assurance Management Program, and our Quality Control Program provides a roadmap for achieving operational excellence. For the year ended December 31, 2018, we had an experience modification rate (“EMR”) of 0.74 compared to the industry benchmark average of 1.0. EMR measures a company’s history and safety record as compared to other businesses in our industry. For the year ended December 31, 2018, we had a total recordable incident rate (“TRIR”) of 1.46. TRIR is a measure of the rate of recordable workplace injuries. Internationally, we maintain ISO 9001, ISO 14001 and OHSAS 18001 certifications.

Our Strategy

We are focused on a multi-pronged growth strategy, including near-term actionable opportunities that we believe will drive revenue growth and earnings. To that end, we seek to further enhance and differentiate our platform of essential environmental and compliance service offerings through customer and geographic expansion opportunities. The principal elements of our business strategy are to:

●	Expand our waste disposal capabilities. A key part to our business strategy is to focus new initiatives on higher-margin, high-growth waste disposal services. We are in the process of expanding our waste disposal capabilities into the Permian Basin in order to meet the growing demands of our existing waste disposal and environmental services customers. Our three new Permian Basin facilities will be strategically located to provide access to waste disposal services for the majority of drilling activity in the Permian Basin, one of the most attractive markets in North America with substantial ongoing investment.

●	Focus on highly recurring, non-discretionary demand. We have a demonstrated track record of increasing contracted retainer revenue, which is highly recurring and historically predictable with exceptional customer retention and profitability, and capturing incremental tolling revenue generated by customers who require specific compliance coverage when a vessel enters an independently-regulated geography. As a market leader in the vessel standby market, we are well positioned to capitalize on increasing regulation and continued growth in vessel and tanker traffic globally.

●	Expand our service offerings and geographic coverage. We plan to expand our core service offerings in response to customer demand in the face of increasing regulatory complexity. In addition, we intend to enter new geographies to provide local support to our existing customers across their global operations. In particular, the recently privatized Mexican oil and gas market represents a significant growth opportunity for our business. In addition, we have launched our new Global Emergency Response program to uniquely leverage existing assets in our Domestic Standby Services and Domestic Environmental Services segments to meet the growing demand from our customers for emergency response outsource services driven by our longstanding history in emergency response and safety record.

●	Capitalize on cross-selling opportunities and national accounts. We believe that our comprehensive suite of environmental solutions creates unique cross-selling opportunities. We seek to leverage existing upstream and midstream oil and gas relationships to unlock profitable, new standby service contracts with key customers who do not currently use us for OPA-90 compliance coverage. Additionally, some of our legacy West Coast midstream and downstream customers have ongoing environmental service needs in Texas and the Gulf Coast that are not currently being serviced by our Sprint segment. Currently, we estimate only 5% of our customers use three or more of our services, representing an opportunity to significantly increase our wallet share of existing customers.

●	Pursue a highly selective and disciplined approach to add-on acquisitions. We maintain a rigorous and disciplined program to pursue acquisitions that are expected to increase our share of existing markets, expand our presence into new markets, create new service offerings, reach new customers and improve operating efficiencies through economies of scale. Our management team has significant experience in identifying targets, executing acquisitions and integrating acquired businesses, and we maintain an active pipeline of actionable acquisition targets.

Our Industry

The environmental services industry, including hazardous waste disposal, is driven primarily by federal, state and local environmental laws and regulations, which generally regulate industrial, commercial and waste management facilities. In the United States, hazardous waste is regulated under RCRA, which created a comprehensive system governing “listed” hazardous waste from the point of generation to ultimate disposal. RCRA requires waste generators to distinguish between “hazardous” and “non-hazardous” wastes and to transport, treat, store and dispose of hazardous waste in accordance with specific regulations. Generally, entities that treat, store or dispose of hazardous waste must obtain a permit from the U.S. Environmental Protection Agency (“EPA”) or from a state agency to which the EPA has delegated such authority. Additionally, OPA-90 imposes obligations on operators of tank and non-tank vessels, chemical carriers and owners of facilities, such as refineries, pipelines, E&P platforms, power plants, storage tanks and transportation terminals, and requires them to have a USCG compliant spill response plan. The United States has a long history of established environmental regulations that are expected to continue to become increasingly more stringent and complex.

In addition to the strict regulatory requirements driving demand for our services, the increase in operating efficiencies in energy production and the increased public visibility of energy production waste streams have provided strong industry tailwinds and position us for favorable growth.

Historically, the industry has been characterized by significant fragmentation, high competition and smaller local providers. The increasingly strict regulatory environment drives demand for comprehensive, large scale providers of environmental services and hazardous waste disposal with the capabilities and required certifications, licenses and memberships necessary to comply with rigorous regulatory requirements, both in the United States and internationally. In the unlikely event that federal and state regulators reduce compliance requirements, experts do not expect companies to significantly change their behavior, given potential risk to the business and uncertainty whether reduced requirements will remain under future administrations.

We believe the following industry trends provide attractive opportunities for growth across all of our service offerings:

●	strong and stable end markets;

●	attractive regulatory and market environment;

●	outsourcing trends & vendor consolidation;

●	growing energy production; and

●	increased public & political visibility of EH&S issues and policies.

Seasonality

Our Domestic Standby Services, Domestic Environmental Services and International Services segments may be affected by seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers’ spending for services. Typically during the first quarter of each year there is less demand for our services due to the lower levels of activities by our customers as a result of the cold weather, particularly in Alaska, the Northeast and Pacific Northwest regions of the United States and in the North Sea. In addition, we could experience increased operating costs due to sub-freezing weather and high levels of snowfall.

Competition

The environmental services and hazardous waste management industry in which we operate is highly competitive. The sources of competition vary by locality and by type of service rendered, with competition coming from both national and regional services companies that offer competitive services to our service offerings. In Domestic Standby Services, we maintain an estimated 75% market share in the vessel standby market (based on a commissioned report by an industry expert) and also serve independent refineries, together which constitute our core standby market. Marine Spill Response Corporation, a not-for-profit USCG-classified OSRO, is the only other national OSRO provider with which we compete in the Domestic Standby Services market. In Domestic Environmental Services, the competitive landscape is extremely fragmented with a regional focus. Our major Domestic Environmental Services competitors include Clean Harbors, Stericycle, Veolia, US Ecology, Heritage, HydroChemPSC and Envirocon. In International Services, the competitive landscape includes UK-based industrial contractors and international emergency response providers. Our major International Services competitors include Bilfinger, Lanes for Drains, Adler & Allen and regional U.K. contractors. In our Sprint segment, Republic and Waste Connections are the principal waste disposal services firms with which we compete. Each of these competitors is able to provide one or more of the services we offer.

Customers

For the year ended December 31, 2018, on a combined basis, no single customer accounted for greater than 5% of our revenue. For Domestic Standby Services, we provide services to a wide range of customers, including operators of tank and non-tank vessels, barges, petrochemical facilities, pipelines, refineries and other assets. For Domestic Environmental Services, our customers are extremely fragmented across a wide range of end markets. We perform environmental services under more than 1,200 master service agreements, completing an average of 50 projects daily. For International Services, our customers are both major international oil companies as well as UK-based drainage and construction businesses. For our Sprint segment, we provide waste disposal services to energy customers and other service providers in the energy space, with further potential for diversification as our new Permian Basin facilities begin operations.

Employees

As of December 31, 2018, on a combined basis, we employ 1,564 active full-time employees, of which 43 full-time equivalents in the United States are represented by labor unions. We also maintain a pool of part time employees to respond, as needed, to fluctuations in customer demand. We believe our relationships with our employees are satisfactory.

Intellectual Property

We rely on a combination of trademark, patent, copyright and trade secret laws in the United States and other jurisdictions to protect our intellectual property rights, but no single piece of intellectual property is material to our business as a whole. In addition, we have established and maintain a knowledge of leading technologies and incorporate these technologies where practicable into our services, including a proprietary technology platform that tracks location and status of specialized equipment, enabling compliance with regulatory mandated response times. Our U.S. registered trademarks include NRC, the Sprint logo, Spillsave and Op-Tech, but we also use other trademarks that have not been registered in the U.S. We also own one U.S. patent directed to an Automatic Tilting Oil Skimmer Frame. We intend to continue to assess appropriate occasions for seeking patent protection for those aspects of our technology that we believe provide significant competitive advantages. We also license software and other intellectual property from various third parties. We enter into confidentiality agreements and invention assignment agreements with certain of our employees, consultants and corporate partners, and control access to proprietary information.

Management of Risks

Our commitment to safety allows us to consistently achieve a safety record above industry standards. We follow a program of risk management policies and safety initiatives designed to reduce potential liability and manage customers’ ongoing environmental exposures. The safety initiatives include safety programs, weekly safety meetings, electronic monitoring of all vehicles and drivers, OSHA-trained representatives and PEC Safeland training for each employee as well as other required trainings. We believe our operations are conducted in a safe and prudent manner and are in substantial compliance with applicable laws and regulations.

Insurance, Financial Assurance and Risk Management

We carry a broad range of insurance coverage, including general liability, automobile liability, real and personal property, workers compensation, directors and officers liability, contractor’s pollution liability, non-owned aviation liability, hull and protection and indemnity (“P&I”) insurance, and other coverage customary to the industry. Our international operations are insured under locally placed insurance policies that are compulsory in a specific country. In addition, we have a global foreign liability policy that will provide excess and difference in condition coverage in international countries. We do not expect the impact of any known casualty, property, environmental or other contingency to be material to our financial condition, results of operations or cash flows.

Federal and state regulations require liability insurance coverage for all facilities that treat, store or dispose of hazardous waste. RCRA, the Toxic Substances Control Act and comparable state hazardous waste regulations typically require hazardous waste handling facilities to maintain pollution liability insurance. Our liability insurance coverage meets or exceeds all federal and state regulations. Our international operations are insured under locally placed insurance policies that are compulsory in a specific country. In addition, we have a global foreign liability policy that will provide excess and difference in condition coverage in international countries.

Primary casualty insurance programs generally do not cover accidental environmental contamination losses. To provide insurance protection for potential claims, we maintain pollution legal liability insurance and professional environmental consultant’s liability insurance. We purchase primary property, casualty and excess liability policies through traditional third-party insurance carriers. We have selected policy specifications and insured limits that we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. However, we cannot assure that we will not be exposed to uninsured losses that could have a negative effect on our business, results of operations and financial condition.

Regulation

While our businesses have benefited substantially from increased governmental regulation of hazardous waste transportation, storage and disposal, the environmental services industry itself is the subject of extensive and evolving regulation by federal, state, provincial and local authorities. We are required to obtain federal, state, provincial and local permits or approvals for each of their hazardous waste facilities. Such permits are difficult to obtain and, in many instances, extensive studies, tests and public hearings are required before the approvals can be issued. We have acquired all operating permits and approvals now required for the current operation of our businesses and have applied for, or are in the process of applying for, all permits and approvals needed in connection with ongoing operation and planned expansion or modifications of our operations.

We make a continuing effort to anticipate regulatory, political and legal developments that might affect operations but are not always able to do so. We cannot predict the extent to which any environmental legislation or regulation that may be enacted or enforced in the future may affect our operations.

U.S. Hazardous Waste Regulation

Federal Regulations.

The most significant federal environmental laws affecting our operations are OPA-90, RCRA, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, and the Clean Water Act (“CWA”).

OPA-90. OPA-90 establishes a regulatory and liability regime for the protection of the environment from oil spills. Enacted by Congress in 1990 after the Exxon Valdez tanker oil spill in Alaska, OPA-90 (1) consolidated the existing federal oil spill laws under one program, (2) expanded the existing liability provisions within the CWA and (3) established new freestanding requirements regarding marine oil spill prevention and response. Under its provisions, all U.S. tank vessels, offshore facilities and certain onshore facilities (including pipelines, refineries and terminals) are required to prepare and submit oil spill response plans to the relevant federal agency. In general, these vessels and facilities are prohibited from handling, storing and transporting oil if they do not have a plan approved by (or submitted to) the appropriate agency. The plans must provide, among other things, details of how the owner or operator of a vessel or facility would respond to a “worst case” scenario spill. While every vessel or facility is not required to have all of the personnel and equipment needed to respond to a “worst case” spill, they each must have a plan and procedures to call upon - typically through a contractual relationship with an OSRO - the necessary equipment and personnel for responding to such a spill within a prescribed timeframe.

In 2004, Congress amended OPA-90 to require that all vessels over 400 gross tons (not just tankers) prepare and submit a vessel response plan, as many non-tank vessels pose the same oil spill risk as small tank vessels due to the comparable volume of oil they have onboard for fuel. In 2013, regulations for non-tank vessels were further tightened, and OPA-90 compliance now requires that non-tank vessel operators contract directly with an OSRO.

The OSRO classification process was developed to facilitate the preparation and review of facility and vessel response plans. The OSRO classification process represents standard guidelines by which the USCG and plan developers can evaluate an OSRO’s potential to respond to and recover oil spills of various sizes. OSROs are classified based on the location of response resources and an assessment of the ability to mobilize those resources to the Captain of the Port (“COTP”) city or alternate classification city. There are equipment standards and response times specific to each operating area within a COTP zone. Customers that arrange for the services of a USCG-classified OSRO do not have to list their response resources in their response plans.

In addition to potential liability under the federal OPA-90, vessel owners may in some instances incur liability on an even more stringent basis under state law in the particular state where the spillage occurred.

RCRA. RCRA is the principal federal statute governing hazardous waste generation, treatment, transportation, storage and disposal. Pursuant to RCRA, the EPA has established a comprehensive “cradle-to-grave” system for the management of a wide range of materials identified as hazardous waste. States that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA have been delegated authority by the EPA to administer their facility permitting programs in lieu of the EPA’s program. Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from the EPA or an authorized state agency unless a specific exemption exists and must comply with certain operating requirements (the Part B permitting process). RCRA also requires that Part B permits contain provisions for required on-site study and cleanup activities, known as “corrective action,” including detailed compliance schedules and provisions for assurance of financial responsibility.

CERCLA. CERCLA, also known as Superfund, generally imposes strict, joint and several liability, without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination, and those persons that disposed or arranged for the disposal of the hazardous substance at the facility. Under CERCLA, persons deemed “responsible parties” may be subject to strict, joint and several liability for the costs of removing or remediating previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination), for damages to natural resources and for the costs of certain health studies.

The Toxic Substances Control Act. The Toxic Substances Control Act (“TSCA”) established a national program for the management of substances classified as polychlorinated biphenyls (“PCBs”), which include waste PCBs as well as RCRA wastes contaminated with PCBs. The TSCA regulations set minimum design and operating requirements for storage, treatment and disposal of PCB wastes. Since promulgation, these regulations have been amended to enhance the management standards for TSCA-regulated operations including the decommissioning of PCB transformers and articles, detoxification of transformer oils, incineration of PCB liquids and solids, landfill disposal of PCB solids, and remediation of PCB contamination.

The Clean Air Act. The Clean Air Act was passed by Congress to control the emissions of pollutants into the air and requires permits to be obtained for certain sources of toxic air pollutants, such as vinyl chloride, and criteria pollutants, such as carbon monoxide. In 1990, Congress amended the Clean Air Act to require further reductions of air pollutants with specific targets for non-attainment areas in order to meet certain ambient air quality standards. These amendments also require the EPA to promulgate regulations which (1) control emissions of 189 hazardous air pollutants, (2) create uniform operating permits for major industrial facilities, (3) mandate the phase-out of ozone depleting chemicals and (4) provide for enhanced enforcement.

The Clean Water Act. The CWA prohibits discharge of pollutants into the waters of the United States without governmental authorization and regulates the discharge of pollutants into surface waters and sewers from a variety of sources, including disposal sites and treatment facilities. The EPA has promulgated “pretreatment” regulations under the CWA, which establish pretreatment standards for the introduction of pollutants into publicly-owned treatment works (“POTWs”). In the course of the treatment process, our wastewater treatment facilities generate wastewater, which is discharged to POTWs pursuant to permits issued by the appropriate governmental authorities. We are required to obtain discharge permits and conduct sampling and monitoring programs.

Other Federal Laws. In addition to regulations specifically directed at our transportation, storage and disposal facilities, there are a number of regulations that may “pass-through” to the facilities based on the acceptance of regulated waste from affected client facilities. Each facility that accepts affected waste must comply with the regulations for that waste, facility or industry. Examples of this type of regulation are the National Emission Standards for Benzene Waste Operations and the National Emissions Standards for Pharmaceuticals Production. Each of our facilities addresses these regulations on a case-by-case basis determined by our ability to comply with the pass-through regulations.

Our transportation operations are regulated by the U.S. Department of Transportation, the Federal Railroad Administration, the Federal Aviation Administration and the USCG, as well as by the regulatory agencies of each state in which we operate or through which our vehicles pass.

Health and safety standards under the Occupational Safety and Health Act (“OSHA”) are also applicable to all of our operations.

State, Provincial and Local Regulations.

There are also various state or provincial and local regulations that affect our operations. Each state and province in which we operate has laws and regulations governing solid waste disposal, water and air pollution, and in most cases, releases and cleanup of hazardous substances and liabilities for such matters. Some counties, parishes, municipalities and other local governments have adopted similar laws and regulations.

Pursuant to the EPA’s authorization of state RCRA equivalent programs, a number of U.S. states have regulatory programs governing the operations and permitting of hazardous waste facilities. Accordingly, the hazardous waste treatment, storage and disposal activities of a number of our facilities are regulated by the relevant state agencies in addition to federal EPA regulation.

Some states classify as hazardous certain wastes that are not regulated as such under RCRA. Accordingly, we must comply with state requirements for handling state regulated wastes, and, when necessary, obtain state licenses for treating, storing and disposing of such wastes at our facilities.

OPA-90 permits individual U.S. states to impose their own liability regimes with regard to oil or hazardous substance pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited strict liability for spills. Several coastal states, such as California, Washington, Oregon and Alaska require state-specific evidence of financial responsibility and vessel response plans.

Our facilities are regulated pursuant to state statutes, including those addressing clean water and clean air. Local sewer discharge and flammable storage requirements are applicable to certain of our facilities. Our facilities are also subject to local siting, zoning and land-use restrictions. We believe that each of our facilities is in substantial compliance with the applicable requirements of federal and state licenses which we have obtained. Once issued, such licenses have maximum fixed terms of a given number of years which differ from state to state, ranging from three to ten years. The issuing state agency may review or modify a license at any time during its term. We anticipate that once a license is issued with respect to a facility, the license will be renewed at the end of its term if the facility’s operations are in compliance with applicable requirements. However, there can be no assurance that regulations governing future licensing will remain static, or that we will be able to comply with such requirements.

Maritime Operations Regulations

We own and use in our operations 45 vessels registered under the U.S. flag, one registered under the Aruban flag and one registered under the Panamanian flag. Accordingly, we are subject to various U.S. federal, state and local statutes and regulations governing the ownership, operation and maintenance of our vessels. Our U.S.-flag vessels are subject to the jurisdiction of the USCG, the U.S. Customs and Border Protection and the U.S. Maritime Administration. We are also subject to international laws and conventions and the local laws of foreign jurisdictions where we operate.

A substantial portion of the operations of our Domestic Standby Services and Domestic Environmental Services segments is conducted in the U.S. coastwise trade. This is a protected market that is subject to U.S. cabotage laws that impose certain restrictions on the ownership and operation of vessels in the U.S. coastwise trade. These laws are principally contained in 46 U.S.C. Chapters 121, 505 and 551 and the related regulations, which are commonly referred to collectively as the “Jones Act.” The Jones Act restricts transportation of merchandise by water or by land and water, either directly or via a foreign port, between points in the United States and certain of its island territories and possessions. Subject to limited exceptions, the Jones Act requires that vessels engaged in U.S. coastwise trade be owned and operated by U.S. citizens within the meaning of the Jones Act (“U.S. Citizens”), be built in and registered under the laws of the United States and manned by predominantly U.S. Citizen crews.

Under the citizenship provisions of the Jones Act, we would not be permitted to engage in U.S. coastwise trade if more than 25% of any class or series of our outstanding equity was owned by non-U.S. Citizens (within the meaning of the Jones Act). For a corporation engaged in the U.S. coastwise trade to be deemed a U.S. Citizen: (1) the corporation must be organized under the laws of the United States or of a state, territory or possession thereof; (2) each of the chief executive officer, by whatever title, and the chairman of the board of directors of such corporation must be a U.S. Citizen; (3) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. Citizens; (4) at least 75% of the ownership and voting power of each class or series of the shares of the capital stock of such corporation must be owned and controlled by U.S. Citizens, free from any trust or fiduciary obligations in favor of non-U.S. Citizens; and (5) there must be no contract or understanding or other means by which more than 25% of the voting power or control of such corporation may be exercised directly or indirectly by or on behalf of non-U.S. Citizens.

Our charter includes provisions (1) limiting the ownership of any class or series of our capital stock by non-U.S. Citizens to 24% (so as to allow a margin of safety under the statutory maximum of 25%), (2) prohibiting the transfer of shares of our capital stock if doing so would cause us to exceed the 24% non-U.S. Citizen ownership threshold (any such shares, the “Excess Shares”), (3) authorizing the redemption of Excess Shares, (4) suspending the right to vote and to receive dividends and distributions for such Excess Shares, (5) establishing procedures for the redemption of Excess Shares including providing notice and setting the redemption price, (6) authorizing us to make citizenship determinations with respect to the holders of our capital stock, (7) requiring holders (including beneficial holders) of our capital stock to submit information to establish the citizenship of such holder, and (8) generally authorizing our board of directors to take appropriate action to monitor and maintain compliance with the ownership requirements of the Jones Act.

All of our offshore vessels are subject to either U.S. or international safety and classification standards, and sometimes both. U.S.-flag vessels, barges and crewboats are required to undergo periodic inspections pursuant to USCG regulations. The vessels registered under the Aruban flag and Panamanian flag are subject to similar regulations and are governed by the laws of the applicable foreign jurisdictions.

We are in compliance with the International Ship and Port Facility Security (“ISPS”) Code, an amendment to the International Convention for the Safety of Life at Sea (“SOLAS”) as implemented in the Maritime Transportation and Security Act of 2002 to align United States regulations with those of SOLAS and the ISPS Code. The ISPS Code provides that owners or operators of certain vessels and facilities must provide security and security plans for their vessels and facilities and obtain appropriate certification of compliance. Under the ISPS Code, we perform worldwide security assessments, risk analyses and develop vessel and required port facility security plans to enhance safe and secure vessel and facility operations. Additionally, we have developed security annexes for those U.S.-flag vessels that transit or work in waters designated as high risk by the USCG pursuant to the latest revision of Marsec Directive 104-6.

Compliance with Environmental Regulations

We incur costs and make capital investments in order to comply with the previously discussed environmental regulations. These regulations require that we remediate contaminated sites, operate our facilities in accordance with enacted regulations, obtain required financial assurance for closure and post-closure care of our facilities should such facilities cease operations and make capital investments in order to keep our facilities in compliance with environmental regulations.

Item 1A.	Risk Factors

The following risk factors apply to our business and operations. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to our business, financial condition and prospects. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included elsewhere in this Report.

Risks Related to Our Business

We are subject to complex environmental laws, rules and regulations, including international laws, rules and regulations, that can adversely affect the cost, manner or feasibility of doing business.

Our operations, and those of others in our businesses, are subject to extensive federal, state, provincial and local environmental laws, rules and regulations in both the United States and internationally, including those relating to:

●	oil spill response;

●	hazardous and non-hazardous waste generation, treatment, transportation, storage and disposal

●	air emissions;

●	wastewater discharge;

●	the cleanup of soil;

●	groundwater contamination; and

●	the manning, construction and operation of vessels.

While increasing environmental regulation often presents new business opportunities for us, it often also results in increased operating and compliance costs. Efforts to conduct our operations in compliance with all applicable laws, rules and regulations, including environmental laws, rules and regulations, require programs to promote compliance, such as training employees and customers, purchasing health and safety equipment and in some cases hiring outside consultants and lawyers. Even with these programs, we, and other companies in our businesses, are occasionally faced with governmental enforcement proceedings, which can result in fines or other sanctions and require expenditures for remedial work, and private litigation. We are now, and may in the future be, a defendant in lawsuits brought by parties alleging environmental damage, personal injury and/or property damage, which may result in us being required to pay significant amounts. Even if we comply with all applicable environmental laws and regulations, we might not be able to obtain requisite permits from applicable governmental authorities to extend or modify such permits to fit our business needs.

Conversely, relaxation of environmental regulations and less aggressive enforcement of these regulations could decrease demand for our emergency response services and/or increase costs without a commensurate increase in revenue. For example, demand for our Domestic Standby Services segment is dependent upon regulations promulgated under OPA-90, international conventions and, to a lesser extent, local regulations. There can be no assurance that oil spill regulation will not be relaxed or enforcement of existing or future regulation will not become less stringent.

We cannot be certain that existing laws, rules and regulations as currently interpreted or reinterpreted in the future, or future laws, rules and regulations will not have a material adverse effect on our business, financial position, results of operations and cash flows.

We could incur liability, including under environmental laws, rules and regulations, in connection with providing spill response services.

We may incur increased legal fees and costs in connection with providing spill response services. Although the services provided by us are generally exempt in the United States from liability under the CWA, this exemption might not apply to our own actions and omissions in providing spill response services if we are found to have been grossly negligent or to have engaged in willful misconduct, or if we have failed to provide these services consistent with applicable regulations and directives under the CWA. In addition, the exemption under the federal CWA would not protect a company against liability for personal injury or wrongful death, or against prosecution under other federal or state laws. Although most of the states within the United States in which we provide services have adopted similar exemptions, several states have not. If a court or other applicable authority were to determine that we do not benefit from federal or state exemptions from liability in providing emergency response services, we could be liable, together with the local contractor and the responsible party, for any resulting damages, including damages caused by others. In the international market, we do not benefit from the spill response liability protection provided by the CWA and therefore are subject to the liability terms and conditions negotiated with our international clients.

If Congress repeals or increases the $75.0 million cap for non-reclamation liabilities under OPA-90 or otherwise scales back the protections afforded to contractors thereunder, there may be increased exposure for remediation work and the cost for securing insurance for such work may become prohibitively expensive. Without affordable insurance and appropriate legislative regulation limiting liability, drilling, exploration, remediation and further investment in oil and gas exploration in the U.S. Gulf of Mexico may be discouraged and thus reduce the demand for our services.

We could incur liability under environmental laws, rules and regulations in connection with providing waste disposal services.

Environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to fault or knowledge of contamination. In the past, practices have resulted in releases of regulated materials at and from certain of our facilities, or the disposal of regulated materials at third-party sites, which require investigation and remediation and may potentially result in claims of personal injury, property damage and damages to natural resources. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities might trigger compliance requirements that are not applicable to operating facilities. We are currently conducting remedial activities at certain of our facilities and paying a portion of the remediation costs at certain sites owned by third parties. Based on available information, we believe these remedial activities will not result in a material adverse effect on our business, financial position, result of operations and cash flows. However, these activities or the discovery of previously unknown conditions could result in material costs.

In addition, we are required to obtain governmental permits to provide our services, operate our facilities, including all of our landfills, and expand our operations. Although we are committed to compliance and safety, we may not, either now or in the future, be in full compliance at all times with such laws, rules and regulatory requirements or be able to renew or procure governmental permits. As a result, we could be required to incur significant costs to maintain or improve our compliance with such requirements. Moreover, failure to comply with applicable laws, rules and regulations may also result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations.

From time to time, we have paid fines or penalties in governmental environmental enforcement proceedings, usually involving our waste treatment, storage and disposal facilities. Although none of these fines or penalties has had a material adverse effect upon us, we might in the future be required to make substantial expenditures as a result of governmental proceedings which would have a negative impact on our earnings. Furthermore, regulators have the power to suspend or revoke permits or licenses needed for operation of our plants, equipment and vehicles based on, among other factors, our compliance record. Suspension or revocation of permits or licenses would impact our operations and could have a material impact on our financial results.

Existing or future laws and regulations related to greenhouse gases and climate change could have an impact on our business and may result in additional compliance obligations on us and our customers.

Changes in environmental requirements related to greenhouse gases and climate change may impact demand for our services. For example, oil and natural gas exploration and production may decline as a result of environmental requirements, including land use policies responsive to environmental concerns. However, increased environmental requirements could also increase demand for our services. Local, state and federal agencies have been evaluating climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases in areas in which we conduct business. To a certain extent our business depends on the level of activity in the oil and natural gas industry, existing or future laws and regulations related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have an impact on our business if such laws or regulations reduce demand for oil and natural gas.

We are subject to complex laws, rules and regulations relating to our securities, including rules and regulations promulgated by the SEC, that can adversely affect the cost, manner or feasibility of doing business.

We are also subject to laws and regulations enacted by national, regional and local governments, including non-U.S. governments, relating to our securities. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable securities laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our businesses are subject to operational and safety risks.

The provision of services to our customers by all of our business segments involves risks such as equipment defects, malfunctions and failures, employee and third-party negligence and natural disasters, any of which could potentially result in releases of hazardous materials, injury or death of our employees or a need to shut down or reduce operation of our facilities while remedial actions are undertaken. Our employees often work under potentially hazardous conditions. These risks expose us to potential liability for pollution and other environmental damages, personal injury, loss of life, business interruption and property damage or destruction. We must also maintain a solid safety record in order to remain a preferred supplier to our major customers.

While we seek to minimize our exposure to such risks through comprehensive training programs, vehicle and equipment maintenance programs and insurance, such programs and insurance may not be adequate to cover all of our potential liabilities and such insurance may not in the future be available at commercially reasonable rates. If we were to incur substantial liabilities in excess of our policy limits or at a time when we were not able to obtain adequate liability insurance on commercially reasonable terms, our business, financial position, results of operations and cash flows could be adversely affected to a material extent.

Our business requires the handling of dangerous substances. Improper handling of such substances could result in an adverse impact on our financial condition and results of operations.

We are subject to unexpected occurrences related, or unrelated, to the routine handling of dangerous substances. A fire or other incident could impair the ability of one of more facilities to continue to perform normal operations, which could have a material adverse effect on our business, financial position, result of operations and cash flows. Improper handling of these substances could also violate laws and regulations resulting in fines and/or suspension of operations.

The handling of hazardous material subjects us to potential liability claims by employees, contractors, property owners, neighbors and others. There can be no assurance that our existing liability insurance is adequate to cover claims asserted against us or that we will be able to maintain adequate insurance in the future. Adverse rulings in judicial or administrative proceedings could also have a material adverse effect on our financial condition and results of operations.

Failure to maintain an acceptable safety record may have an adverse impact on our ability to retain and acquire customers.

Our current and prospective customers consider safety and reliability a primary concern in selecting a service provider. We must maintain a record of safety and reliability that is acceptable to our customers. Should this not be achieved, our ability to retain current customers and attract new customers may be adversely affected.

We may be unable to achieve some or all of the benefits that we expect to achieve from the combination of NRC and Sprint.

Prior to the formation of NRC Group, NRC and Sprint each operated as independent companies. Our management is in the process of integrating the separate businesses, technologies, organizations, procedures and policies and operations into an integrated company, which is necessary to fully realize the expected benefits of the combination between NRC and Sprint. The integration process may prove to be more complex and time-consuming and require more resources and effort than currently expected. In addition, we may not recognize the intended cost savings and other synergies that we anticipated at the time of the combination.

A majority of our board of directors has been nominated by JFLCo pursuant to the Investor Rights Agreement (as defined below). In addition, entities affiliated with JFLCo beneficially own a majority of our common stock.

Pursuant to the Investor Rights Agreement, dated as of October 17, 2018, by and among us, JFL Partners and JFLCo (the “Investor Rights Agreement”), JFLCo has the right to nominate directors to our board of directors based on JFL’s proportional ownership interest in our common stock. “JFL” shall mean JFLCo, together with JFL Partners, JFL-NRCG III and JFL-NRCG IV and each of their respective affiliates, subsidiaries and managed funds and its and their successors and assigns (other than us and our subsidiaries). As of December 31, 2018, JFL beneficially owned 67.0% of our common stock, authorizing JFLCo to nominate five of our nine current directors. As such, JFLCo will have significant influence over our management and business affairs, and will be able to control matters requiring stockholder approval.

JFLCo, through its control of our board of directors, may control actions to be taken by us, our board of directors and our stockholders, including approval of significant corporate transactions, mergers and sales of substantially all of our assets. There may be times when JFLCo’s interests may not align with our interests or current business strategies, and/or those of our other stockholders.

Our acquisitions and integration of businesses could adversely impact our future results.

We continuously evaluate potential acquisition candidates and from time to time acquire companies that we believe will strategically fit into our business and growth objectives. We are unable to predict the size, timing and number of future acquisitions we may complete, if any. In addition, we may incur expenses associated with sourcing, evaluating and negotiating acquisitions (including those that are not completed), and we may also pay fees and expenses associated with financing acquisitions to investment banks and other advisors. Any of these amounts may be substantial, and together with the size, timing and number of acquisitions we pursue, may negatively impact and cause significant volatility in our financial results. If we are unable to successfully integrate and develop acquired businesses, we could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on our financial results.

In addition, we have assumed, and may in the future assume, liabilities of the acquired company. While we retain third-party advisors to consult on potential liabilities related to these acquisitions, there can be no assurances that all potential liabilities will be identified or known to us. If there are unknown liabilities or other obligations, our business could be materially affected.

Investment in new business strategies and initiatives present risks not originally contemplated.

In 2018 we completed three acquisitions. Some of these acquisitions may not be directly linked to existing business lines or activities. Each acquisition or investment involves unique risks and uncertainties, including distraction of our management from current operations, insufficient revenue to offset liabilities assumed and expenses associated with the plans or acquisitions, inadequate return of capital and unidentified issues not discovered in due diligence. These acquisitions and investments may involve illiquid securities that are difficult to divest without a substantial loss in value. As a result of the risks inherent in new ventures, there can be no assurance that any such venture will be successful, or that new ventures will not have a material adverse effect on our business, financial position, results of operations and cash flows.

Tax interpretations and recently enacted comprehensive U.S. tax reform legislation may adversely affect us.

On December 22, 2017, the legislation commonly known as the Tax Cuts and Jobs Act was signed into law, making substantial changes to U.S. tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, the allowance of immediate expensing of capital expenditures and deemed repatriation of foreign earnings. We have determined this legislation will have significant effects on us, more specifically the limitation on deductibility of interest expense and deemed repatriation of foreign earnings.

Tax interpretations, regulations and legislation in the various jurisdictions in which we operate are subject to measurement uncertainty and the interpretations can impact net income, income tax expense or recovery, and deferred income tax assets or liabilities. Tax rules and regulations, including those relating to foreign jurisdictions, are subject to interpretation and require judgment by us that may be challenged by the taxation authorities upon audit. Although we believe our assumptions, judgements and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

We may experience risks from our international operations.

Our ability to compete in the international market may be adversely affected by foreign government regulations that favor or require the awarding of contracts to local competitors, or that require non-U.S. Citizens to employ citizens of, or purchase supplies from, a particular jurisdiction. Further, our foreign subsidiaries may face governmentally imposed restrictions on their ability to transfer funds to their parent company. Activity outside the United States involves additional risks, including the possibility of:

●	United States embargoes or restrictive actions by U.S. and foreign governments that could limit our ability to provide services in foreign countries;

●	a change in, or the imposition of, withholding or other taxes on foreign income, tariffs or restrictions on foreign trade and investment;

●	limitations on the repatriation of earnings or currency exchange controls and import/export quotas;

●	local cabotage and local ownership laws and requirements;

●	nationalization, expropriation, asset seizure, blockades and blacklisting;

●	limitations in the availability, amount or terms of insurance coverage;

●	loss of contract rights and inability to enforce contracts;

●	political instability, war and civil disturbances or other risks that may limit or disrupt markets, such as terrorist attacks, piracy and kidnapping;

●	fluctuations in currency exchange rates, hard currency shortages and controls on currency exchange that affect demand for our services and profitability;

●	potential noncompliance with a wide variety of laws and regulations, such as the FCPA, and similar non-U.S. laws and regulations, including the U.K. Bribery Act 2010;

●	labor strikes and volatility in labor costs;

●	changes in general economic and political conditions; and

●	difficulty in staffing and managing widespread operations.

Any of the foregoing or other factors associated with doing business abroad could adversely affect our business, financial condition and results of operations.

Our global operations may be subject to certain foreign currency risks.

We earn revenues, pay expenses, own assets, incur liabilities and enter contracts using currencies other than the U.S. dollar. As a result, we are exposed to certain foreign currency, interest rate, fixed income, equity, and commodity price risks. In fiscal 2018, we recorded approximately 6.0% of our revenues outside of the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies.

Fluctuations in the commodity market related to the demand and production of oil, gas and other energy-related commodities may affect our business, financial position, results of operations and cash flows.

Declines in the production level of oil, gas and other energy-related commodities could have significant adverse effects on us. Commodity demand fluctuates for several reasons, including, but not limited to, changes in market and economic conditions, the impact of weather, levels of domestic and international production, domestic and foreign governmental regulation, national protectionism policies and trade disputes. Volatility of commodity demand, which may lead to a reduction in production or supply of the commodity, may negatively impact the demand for our services. A decline in the demand for these services may have a material adverse effect on our business, financial position, results of operations and cash flows.

A cybersecurity incident could negatively impact our business and our relationships with customers.

We use computers in substantially all aspects of our business operations and also mobile devices and other online activities to connect with our employees and customers. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, data corruption or theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property including, but not limited to, private information about employees and financial and strategic information about the company and our business partners. Furthermore, as we pursue our strategy to grow through acquisitions and new initiatives that expand our operations and improve our cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective.

The theft, destruction, loss, misappropriation, release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely on could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.

Certain adverse conditions may require, and future conditions might require, us to make substantial write-downs in our assets, which would adversely affect our balance sheet and results of operations.

We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also test our goodwill and indefinite-lived intangible assets for impairment at least annually on December 31, or when events or changes in the business environment indicate that the carrying value of a reporting unit may exceed our fair value. Based on those results, in 2016 we recorded approximately $17.1 million of impairment of goodwill in the International Services segment. If conditions in any of the businesses in which we compete were to deteriorate, we could determine that certain of our assets were impaired, and we would then be required to write-off all or a portion of our costs for such assets. Any significant write-offs would adversely affect our balance sheet and results of operations.

Natural disasters or other catastrophic events could negatively affect our business, financial position, results of operations and cash flows.

Natural disasters such as hurricanes, typhoons or earthquakes could negatively affect our operations and financial performance. While natural disasters do create a demand for our services, such events could result in physical damage to one or more of our facilities or equipment, the temporary lack of an adequate work force in a market and the temporary disruption in rail or truck transportation services that we rely on to deliver waste to our facilities. These events could prevent or delay shipments and reduce both volumes and revenue. Weather conditions and other event driven special projects also cause interim variations in our results. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

Increases in transportation costs may adversely affect our business and reduce our earnings.

We maintain a vast transportation network and an extensive fleet of transportation vehicles. A significant increase in market prices for vehicles or fuel could adversely affect our business through higher transportation costs and reduce our operating margins and reported earnings.

Our insurance coverage may be inadequate to protect us from the liabilities that could arise in our businesses, and we may be unable to obtain insurance policies on commercially favorable rates in the future.

We carry a range of insurance coverages that we believe are customary in our industry. Most of the insurance is obtained through third-party insurance programs, with premiums charged to participating businesses based on insured asset values. We participate in third-party sponsored health benefit plans for our participating employees and we are not self-insured. Although we maintain insurance coverage against the risks related to our businesses, risks may arise for which we may not be insured. Claims covered by insurance are subject to deductibles, the aggregate amount of which could be material. Insurance policies are also subject to compliance with certain conditions, the failure of which could lead to a denial of coverage as to a particular claim or the voiding of a particular insurance policy. There also can be no assurance that existing insurance coverage can be renewed at commercially reasonable rates or that available coverage will be adequate to cover future claims. If a loss occurs that is partially or completely uninsured, we could be exposed to substantial liability.

Our substantial levels of outstanding indebtedness could adversely affect our financial condition and ability to fulfill our obligations.

As of December 31, 2018, we had $351.4 million outstanding under the New Credit Facility, including our Revolver of $10.0 million. In the Consolidated Balance Sheets in our financial statements included in this Form 10-K, our outstanding debt is presented net of debt issuance costs of $7.8 million. In early October 2018, we obtained a $35.0 million incremental term loan and decreased the amount available under the revolving credit facility to $35.0 million. In addition we have approximately $4.9 million of letters of credit outstanding. Our substantial levels of outstanding debt may:

●	adversely impact our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes;

●	require us to dedicate a substantial portion of our cash flow to payment of principal and interest on our debt and fees on our letters of credit, which reduces the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

●	subject us to the risk of increased sensitivity to interest rate increases based upon variable interest rates, including our senior secured term loan and borrowings (if any) under our New Credit Facility;

●	increase the possibility of an event of default under the financial and operating covenant contained in our debt instruments; and

●	limit our ability to adjust to rapidly changing market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions of our business than our competitors with less debt.

Our ability to make scheduled payments of principal or interest with respect to our debt, including our borrowing under our New Credit Facility, and to pay fee obligations with respect to our letters of credit will depend on our ability to generate cash and our future financial results. If we are unable to generate sufficient cash flow from operations in the future to service our debt and letter of credit fee obligations, we might be required to refinance all or a portion of our existing debt and letter of credit facilities or to obtain new or additional such facilities. However, we might not be able to obtain any such new or additional facilities on favorable terms or at all.

Despite our substantial levels of outstanding debt and letters of credit, we could incur substantially more debt and letter of credit obligations in the future.

Although our New Credit Facility contains restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions and the additional debt which we might incur in the future in compliance with these restrictions could be substantial. In particular, we had available at December 31, 2018, up to an additional approximately $35.0 million for additional borrowings and letters of credit under our New Credit Facility. Our New Credit Facility also allows us to incur significant amounts of other debt from various other sources, including, without limitation, incremental revolving credit and term loan commitments under our New Credit Facility. These restrictions also do not prevent us from incurring obligations (such as operating leases) that do not constitute “debt” or “indebtedness” as defined in the relevant agreements. To the extent we incur in the future additional debt and letter of credit or other obligations, the related risks would increase.

The covenants in our debt agreements restrict our ability to operate our business and might lead to a default under our debt agreements.

Our New Credit Facility limits, among other things, our ability and the ability of our restricted subsidiaries to:

●	incur or guarantee additional indebtedness or issue certain types of preferred stock;

●	pay dividends or make other distributions to our stockholders;

●	purchase, prepay or redeem capital stock or subordinated indebtedness;

●	make investments;

●	create liens;

●	incur restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;

●	sell assets, including capital stock of our subsidiaries;

●	consolidate or merge with or into other companies or transfer all or substantially all of our assets; and

●	engage in transactions with affiliates.

As a result of these covenants, we may not be able to respond to changes in business and economic conditions and to obtain additional financing, if needed, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. If the aggregate outstanding principal amount of revolving loans, together with certain letter of credit obligations and the outstanding principal amount of swingline loans under our New Credit Facility, exceeds 30% of the aggregate amount of revolving credit commitments then in effect, our New Credit Facility requires us to maintain certain financial ratios and satisfy certain other financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those tests. The breach of any of these covenants could result in a default under our outstanding or future debt. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under such debts, including accrued interest or other obligations, to be immediately due and payable. If amounts outstanding under such debt were accelerated, our assets might not be sufficient to repay in full that debt and our other debt.

Our New Credit Facility also contains cross-default and cross-acceleration provisions to other material debt instruments. Under these provisions, a default or acceleration under one other such instrument governing our debt may constitute a default under our other debt instruments (including our New Credit Facility) that contain cross-default and cross-acceleration provisions, which could result in the related debt and the debt under such other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds might not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell assets and otherwise curtail operations to pay our creditors. The proceeds of such a sale of assets, or curtailment of operations, might not enable us to pay all of our liabilities.

Our inability to attract and retain qualified personnel could have an adverse effect on our business.

Attracting and retaining skilled personnel across all of our business segments is an important factor in our future success. The market for the personnel employed is highly competitive, and we cannot be certain that we will be successful in attracting and retaining qualified personnel in the future.

The unplanned loss of our senior executives could affect our ability to manage our business profitably.

We depend on a small number of senior executives. Our future success will depend upon, among other things, our ability to retain these executives and to hire other highly qualified employees at all levels. We compete with other potential employers for employees, and we may not be successful in hiring and keeping the executives and other employees that we need. We do not have written employment agreements with certain of our officers and other key employees could leave us with little or no prior notice, either individually or as part of a group. Our loss of, or inability to hire, key employees could impair our ability to manage our business and direct its growth.

We rely on third-party contractors to provide important emergency response services to our customers.

We rely on independent contractors to provide services and support to our customers. While the use of independent contractors expands the reach and customer base for our services, the maintenance and administration of these relationships is costly and time consuming. If we do not enter into arrangements with these independent contractors on financially acceptable terms, these relationships may have a material adverse effect on our business, financial position, results of operations and cash flows.

We may not be able to compete successfully against current and future competitors.

The environmental services and hazardous waste disposal industry is highly fragmented and competitive. Some of our competitors or potential competitors have greater financial or other resources than us and in some cases are government-supported. Our competitors may improve their competitive position in the respective end markets by successfully introducing new or substitute products, improving their processes or expanding their capacity. Furthermore, we operate in industries where capital investment is critical. We may not be able to obtain as much purchasing and borrowing leverage and access to capital as our competitors or potential competitors, which may impair our ability to compete against competitors or potential competitors.

A violation of the FCPA and other anti-corruption and anti-bribery laws may adversely affect our business and operations.

In order to effectively compete in certain foreign jurisdictions, we seek to establish joint ventures with local operators or strategic partners. As a U.S. corporation, we are subject to the regulations imposed by the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or maintaining business. We have adopted stringent procedures to educate our relevant workforce and enforce compliance with the FCPA, but we may be held liable for actions taken by our strategic or local partners, even though these partners may not be subject to the FCPA. Any determination that we have violated the FCPA could have a material adverse effect on our business, financial position, results of operations and cash flows.

Our results of operations may fluctuate from quarter to quarter.

Our operations can be affected by many factors, some of which are beyond our control, including the number and magnitude of emergency response events, the timing of commencement and completion of emergency response cleanup of major spills and other events, customers’ decisions to undertake remedial projects, seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers’ spending for remedial activities, the timing of regulatory decisions relating to hazardous waste management projects, secular changes in the waste processing industry towards waste minimization, and the propensity for delays in the demand for remedial services. We do not control such factors and, as a result, our revenue and income can vary from quarter to quarter, and past financial performance for certain quarters may not be a reliable indicator of future performance for comparable quarters in subsequent years.

A change in, or revocation of, our classification as an Oil Spill Removal Organization could result in a loss of business.

We are classified by the USCG as an OSRO. The USCG classifies OSROs based on their overall ability to respond to various types and sizes of oil spills. USCG-classified OSROs have a competitive advantage over non-classified service providers because customers of a classified OSRO may cite classified OSROs in their response plans in lieu of listing their oil spill response resources in filings with the USCG. A loss of our classification or changes in the requirements for classification could eliminate or diminish our ability to provide customers with this exemption. If this happens, our Domestic Standby Services segment could lose customers.

If activity in oil and gas exploration, development and production in the North Sea materially declines, our International Services segment’s results of operations could be materially and adversely affected.

Currently a large portion of our International Services is located in the North Sea, which is known for its challenging and expensive conditions. Adverse weather conditions, such as extreme winter conditions, may interrupt or curtail our operations in the North Sea, or our customers’ operations, cause supply disruptions or loss of productivity and may result in a loss of revenue or damage to our equipment and facilities, which may or may not be insured. If activity in oil and gas exploration, development and production in the North Sea materially declines, our International Services segment’s results of operations could be materially and adversely affected. We cannot predict the levels of activity in these areas.

The waste management industry in which we participate is subject to significant economic and business risks.

The future operating results of our Sprint segment may be affected by such factors as our ability to utilize our facilities and workforce profitably in the face of price competition, maintain or increase market share in an industry which has in the past experienced significant downsizing and consolidation, realize benefits from cost reduction programs, invest in new technologies for treatment of oil and gas waste, generate incremental volumes of oilfield waste to be handled through our facilities from existing and acquired sales offices and service centers, obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of our facilities, minimize downtime and disruptions of operations and develop our field services business. In particular, lower industrial activity and deferred maintenance due to recessionary conditions have adversely affected, and may in the future adversely affect, the demand for our services. Our business is also cyclical to the extent that it is dependent upon a stream of waste from cyclical industries such as oil and gas. If those cyclical industries slow significantly, the business that we receive from them would likely decrease.

If our assumptions relating to expansion of our landfills should prove inaccurate, our results of operations and cash flow could be adversely affected.

When we include expansion airspace in our calculation of available airspace, we adjust our landfill liabilities to the present value of projected costs for cell closure and landfill closure and post closure. It is possible that our estimates or assumptions could ultimately turn out to be significantly different from actual results. In some cases we may be unsuccessful in obtaining an expansion permit or we may determine that an expansion permit that we previously thought was probable has become unlikely. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or our belief that we will receive an expansion permit changes adversely in a significant manner, our landfill assets, including the assets incurred in the pursuit of the expansion, may be subject to impairment testing. Furthermore, lower prospective profitability may result due to increased interest accretion and depreciation or asset impairments related to the removal of previously included expansion airspace. In addition, if our assumptions concerning expansion airspace should prove inaccurate, certain of our cash expenditures for closure of landfills could be accelerated and adversely affect our results of operations and cash flow.

We may be unable to obtain permits for construction of our new waste disposal facilities.

We have one pending permit for a non-hazardous waste disposal site in the Permian Basin. There can be no assurance that we will be successful in obtaining the permit in a timely manner or at all. If we are not successful in receiving the permit, we may not be able to expand our waste disposal capacity to serve existing and new customers in the Delaware and Midland Basins. This could have a material adverse effect on our business, financial position, result of operations and cash flows.

Our waste disposal services business is geographically concentrated; Therefore, our results of operations may be adversely affected by unfavorable conditions in these local markets.

Our Sprint segment’s operations are subject to local economic, competitive and other conditions prevailing in Texas, Oklahoma and New Mexico. Our Sprint segment’s waste disposal services depend substantially on general economic conditions and consumer spending habits in these local markets. Any decline in the general economic conditions or decreased consumer spending in these markets may have a negative impact our results of operations.

In connection with the audit of our fiscal year 2018 financial statements, the auditors identified material weaknesses in our internal control over financial reporting. A failure to properly remediate a material weaknesses or the inability to maintain an effective system of internal control over financial reporting, may impact our ability to accurately report our financial results.

Material weaknesses in our internal control over financial reporting with respect to our financial statement close process, information technology general controls and journal entries existed as of December 31, 2018. Specifically, it was identified that the global IT director, as well as certain finance and information technology third party contractors have administrator and super user access rights and/or maintain access to develop changes to certain applications. Further, it was identified that we did not maintain adequate controls over the financial statement close process, including controls to identify and assess whether financial statement account balances are in accordance with accounting principles generally accepted in the United States, nor did we maintain adequate segregation of duties over the review and approval of journal entries. To remediate these material weaknesses, management has hired additional financial accounting and reporting personnel and provided additional training, and started to implement additional security access, program management controls and more stringent review procedures over journal entries.

Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, detected or corrected on a timely basis.

If additional material weaknesses in the internal control over financial reporting are discovered or occur in the future, there exists a risk that our financial statements may contain material misstatements that are unknown to us at that time, and such misstatements could require us to restate our financial results. Our management or our independent registered public accounting firm may identify material weaknesses in our internal control over financial reporting in the future. The existence of material weaknesses in our internal control over financial reporting may affect our ability to accurately report our financial results, prevent fraud or file required SEC reports in a timely manner, which may cause our investors to lose confidence in our reported financial information and may adversely affect our reputation, results of operations and financial condition.

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) for so long as we are an “emerging growth company.”

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We are required to provide management’s attestation on internal controls effective with respect to the year ending December 31, 2019 in accordance with applicable SEC guidance. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We could be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following June 28, 2022, the fifth anniversary of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen not to “opt out” of such extended transition period, which means that when a standard is issued or revised with different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risks Related to Legal and Regulatory Matters

Our business would be adversely affected if we failed to comply with the Jones Act’s (as defined below) restrictions on ownership of our capital stock by non-U.S. Citizens.

A substantial portion of our operations is conducted in the U.S. coastwise trade and is subject to the requirements of certain provisions of U.S. cabotage laws that impose certain restrictions on the ownership and operation of vessels in the U.S. coastwise trade (such laws are principally contained in 46 U.S.C. Chapters 121, 505 and 551 and the related regulations and are commonly referred to collectively as the “Jones Act”). The Jones Act restricts waterborne transportation of merchandise and passengers for hire by water or by land and water, either directly or via a foreign port, between points in the United States and certain of its island territories and possessions to U.S.-flag vessels meeting certain requirements, including ownership and control by U.S. Citizens (within the meaning of the Jones Act). We are responsible for monitoring the non-U.S. Citizen ownership of our common stock and other equity interests to ensure compliance with the Jones Act. We could lose the privilege of owning and operating vessels in the U.S. coastwise trade if non-U.S. Citizens were to own or control, in the aggregate, more than 25% of our common stock or other equity interests in us. Such a loss would have a material adverse effect on our business and results of operations. Violations of the Jones Act would result in us losing eligibility to engage in the U.S. coastwise trade, the imposition of substantial penalties against us, including fines and seizure and forfeiture of our vessels, and/or the temporary or permanent inability to document our vessels in the United States with coastwise endorsements, any of which could have a material adverse effect on our financial condition and results of operations. Although we currently believe we meet the requirements to engage in the U.S. coastwise trade, and there are provisions in our Second Amended and Restated Certificate of Incorporation (the “charter”) and our Amended and Restated Bylaws (the “bylaws”) that were designed to assist us in complying with these requirements, there can be no assurance that we will be in compliance with the Jones Act in the future.

Repeal, amendment, suspension or non-enforcement of the Jones Act would result in additional competition for a substantial portion of our services and could have a material adverse effect on our business.

We are subject to the Jones Act, which restricts the transportation of merchandise and passengers for hire by water or by land and water, either directly or via a foreign port, between points in the United States and certain of its island territories and possessions to U.S.-flag vessels that meet certain requirements, including that they are built in the United States and owned by U.S. Citizens (within the meaning of the Jones Act), and manned by predominantly U.S. citizen crews. During the past several years, interest groups have lobbied the U.S. Congress, and legislation has been introduced, to repeal certain provisions of the Jones Act to facilitate foreign-flag vessel competition for trades and cargoes currently reserved for U.S.-flag vessels under the Jones Act. We expect that continued efforts will be made to modify or repeal the Jones Act. In addition, the Secretary of the Department of Homeland Security may waive the requirement for using U.S.-flag vessels with coastwise endorsements in the U.S. coastwise trade in the interest of national defense. In addition, our advantage as a U.S. Citizen operator of Jones Act vessels could be eroded by periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act. In addition, maritime transportation services are currently excluded from the General Agreement on Trade in Services (“GATS”) and are the subject of reservations by the United States in the North American Free Trade Agreement (“NAFTA”) and other international free trade agreements. If maritime cabotage services were included in the GATS, NAFTA or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise repealed, altered or waived, the transportation of cargo and passengers between U.S. ports could be could be opened to foreign-flag, foreign-built vessels or foreign-owned vessels. To the extent such foreign competition is permitted from vessels built in lower-cost shipyards with promotional foreign tax incentives or favorable tax regimes and crewed by non-U.S. Citizens with lower wages and benefits than U.S. citizens, such competition could have a material adverse effect on our business, financial position, results of operations and cash flows.

Our common stock is subject to restrictions on ownership by non-U.S. Citizens, which could require divestiture by non-U.S. Citizen stockholders and could have a negative impact on the transferability of our common stock, its liquidity and market value, and upon a change of control of the Company.

Certain of our operations are conducted in the U.S. coastwise trade and are governed by U.S. federal laws commonly known as the Jones Act. The Jones Act restricts the transportation of merchandise and passengers for hire by water or by land and water, either directly or via a foreign port, between points in the United States and certain of its island territories and possessions, to U.S.-flag vessels that meet certain requirements, including that they are built in the United States, owned and operated by U.S. Citizens (within the meaning of the Jones Act), and manned by predominantly U.S. Citizen crews. We could lose the privilege of owning and operating vessels in the U.S. coastwise trade and may become subject to penalties and risk seizure and forfeiture of our U.S.-flag vessels if non-U.S. Citizens were to own or control, in the aggregate, more than 25% of any class or series of our capital stock. Such loss would have a material adverse effect on our results of operations.

The charter and the bylaws authorize, with respect to any class or series of our capital stock, certain rules, policies and procedures, including procedures with respect to transfer of shares, to assist in monitoring and maintaining compliance with the Jones Act’s U.S. citizenship requirements, which may have an adverse effect on holders of shares of the common stock.

In order to provide a reasonable margin for compliance with the Jones Act, the charter contains provisions that limit the aggregate percentage beneficial ownership by non-U.S. Citizens of any class or series of our capital stock (including the common stock) to 24% of the outstanding shares of each such class or series to ensure that ownership by non-U.S. Citizens will not exceed the maximum percentage permitted by the Jones Act (presently 25%).

The aggregate percentage of non-U.S. Citizen ownership of our outstanding common stock is expected to fluctuate based on daily trading, and may increase above the 24% maximum permitted percentage. At and during such times that the 24% permitted percentage of shares of common stock held by non-U.S. Citizens is reached, we will be unable to issue any further shares of common stock to non-U.S. Citizens (including any shares issuable upon exercise of the public warrants) or permit transfers of common stock to non-U.S. Citizens. Any issuance or transfer of shares in excess of such permitted percentage shall be ineffective against us, and neither we nor our transfer agent are required to register such purported issuance or transfer of shares or be required to recognize the purported transferee or owner as our stockholder for any purpose whatsoever except to exercise our remedies. Any such excess shares in the hands of a non-U.S. Citizen shall not have any voting or dividend rights. In addition, we, in our discretion, are entitled to redeem all or any portion of such shares most recently acquired (as determined by our board of directors in accordance with guidelines that are set forth in the charter), by non-U.S. Citizens, in excess of such maximum permitted percentage for such class or series at a redemption price based on a fair market value formula that is set forth in the charter, which is to be paid by the issuance of redemption warrants (the “Redemption Warrants”) permitting the holders to receive shares of common stock in the future when the receipt thereof would not violate the charter at an exercise price of $0.01 per share. In the event that we determine that Redemption Warrants would be treated by the USCG as capital stock, or if we are unable to issue the Redemption Warrants for any other reason, we may redeem the excess shares with cash, promissory notes or a combination of both at the discretion of our board of directors.

As a result of these provisions, a purported stockholder who is a non-U.S. Citizen may not receive any return on its investment in any such excess shares it purportedly purchases or owns, as the case may be, and it may sustain a loss. Further, we may have to incur additional indebtedness, or use available cash (if any), to fund all or a portion of such redemption, in which case our financial condition may be materially weakened. The existence and enforcement of these requirements could have an adverse impact on the liquidity or market value of our equity securities in the event that U.S. Citizens were unable to transfer shares in the Company to non-U.S. Citizens. Furthermore, under certain circumstances, this ownership restriction could discourage, delay or prevent a change of control of the Company. So that we may monitor and maintain our compliance with the Jones Act, provisions in the charter permit us to require that owners of any shares of our capital stock provide confirmation of their citizenship. In the event that a person does not submit such documentation to us, those provisions provide us with certain remedies, including the suspension of voting, dividend and distribution rights and treatment of such person as a non-U.S. Citizen unless and until we receive the requested documentation confirming that such person is a U.S. Citizen. As a result of non-compliance with these provisions, an owner of the shares of our common stock may lose significant rights associated with those shares.

If, for any reason, we are unable to effect such a redemption when such ownership of shares by non-U.S. Citizens is in excess of 25% of the common stock, or otherwise prevent non-U.S. Citizens in the aggregate from owning shares in excess of 25% of any class or series of our capital stock, or we fail to exercise our redemption rights because we are unaware that such ownership exceeds such percentage, we will likely be unable to comply with the Jones Act and will likely be required by the applicable governmental authorities to suspend our operations in the U.S. coastwise trade. Any such actions by governmental authorities would have a material adverse effect on our business, financial position, results of operations and cash flows.

Risks Relating to an Investment in Our Securities

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not expect to pay cash dividends on our common stock. Any future dividend payments are within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities are not listed on, or become delisted from, the NYSE American for any reason, and are quoted on the OTC Bulletin Board, an interdealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on the NYSE American or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

If we do not continue to satisfy the NYSE American continued listing requirements, our common stock and warrants could be delisted from the NYSE American.

The listing of our common stock on the NYSE American is contingent on our compliance with the NYSE American’s conditions for continued listing. We cannot assure you that we will be able to meet those listing conditions. If the NYSE American delists our common stock or warrants from trading on its exchange due to our failure to meet the NYSE American’s listing conditions, we and our securityholders could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The price and trading volume of our common stock may be volatile.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

●	market conditions affecting the environmental and emergency solutions industries;

●	quarterly variations in our results of operations;

●	changes in government regulations;

●	the announcement of acquisitions by us or our competitors;

●	changes in general economic and political conditions;

●	volatility in the financial markets;

●	results of our operations and the operations of others in our industry;

●	changes in interest rates;

●	threatened or actual litigation and government investigations;

●	the addition or departure of key personnel;

●	actions taken by our stockholders, including the sale or disposition of their shares of our common stock; and

●	differences between our actual financial and operating results and those expected by investors and analysts and changes in analysts’ recommendations or projections.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Anti-takeover provisions contained in the charter and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The charter and the bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the exclusive right of our board of directors, subject to the rights of the holders of any outstanding series of preferred stock, to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director with or without cause by stockholders, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

●	the requirement that a special meeting of stockholders may be called, subject to the rights of the holders of any outstanding series of preferred stock, only by the chairman of the board of directors, the chief executive officer, the board of directors, or JFLCo (provided that JFL beneficially owns, in the aggregate, at least 50% in voting power of our stock entitled to vote generally in the election of directors) which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	controlling the procedures for the conduct and scheduling of stockholder meetings, subject to the rights of the holders of any outstanding series of preferred stock;

●	providing for a staggered board, in which the members of the board of directors are divided into three classes to serve for a period of three years from the date of their respective appointment or election;

●	granting the ability, subject to the rights of the holders of any outstanding series of preferred stock and the rights granted to JFLCo under the Investment Rights Agreement, to remove directors with or without cause by the affirmative vote of a majority in voting power of the outstanding shares of Company common stock entitled to vote thereon (provided that at any time JFL beneficially owns, in the aggregate, less than 50% of the voting power of Company common stock, any such director or all such directors may be removed only for cause by the affirmative vote of a majority of the voting power of the then outstanding shares of Company common stock);

●	requiring the affirmative vote of at least 66-2/3% of the voting power of the outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class, to amend the bylaws or the charter (provided that JFL beneficially owns, in the aggregate, at least 10% of voting power of our stock entitled to vote generally in the election of directors); and

●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in our board of directors and management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (“DGCL”), which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of the charter, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

The charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

The charter provides that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, with certain limited exceptions, be the sole and exclusive forum for any stockholder (including any beneficial owner) to bring (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to us or our stockholders, (c) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or the charter or bylaws, or (d) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine.

Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

If securities or industry analysts do not publish research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who may cover us downgrade or provide negative outlook on our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our common stock could decline. If one or more of these analysts cease coverage of our business or fail to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

We are a holding company and we conduct all of our operations through our subsidiaries.

Other than any cash we may retain, all of our assets will be held by our direct and indirect subsidiaries. We will rely on the earnings and cash flows of our subsidiaries, which will be paid to us by our subsidiaries, if and only to the extent available, in the form of dividends and other payments or distributions, to meet our debt service obligations. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends and other distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiaries and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

There is no guarantee that the warrants will ever be in the money, and they may expire worthless

The exercise price for our warrants is $11.50 per share of common stock. There is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless. In addition, our warrants were issued in registered form under a warrant agreement between us and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”). The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding warrants to make any change that adversely affects the interests of the registered holders.

Holders of our 7.00% Series A Convertible Cumulative Preferred Stock, par value $0.0001 per share (“Series A Convertible Preferred Stock”) may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the Series A Convertible Preferred Stock even though you do not receive a corresponding cash distribution.

The conversion rate of the Series A Convertible Preferred Stock is subject to adjustment in certain circumstances, including the payment of cash dividends on our common stock. If the conversion rate is adjusted as a result of a distribution that is taxable to our common stockholders, such as a cash dividend, you may be deemed to have received a dividend subject to U.S. federal income tax without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion rate after an event that increases your proportionate interest in us could be treated as a deemed taxable dividend to you. If a fundamental change (as more fully described in the Certificate of Designations, Preferences, Rights and Limitations of 7.00% Series A Convertible Cumulative Preferred Stock of NRC Group Holdings Corp. (the “Certificate of Designations”)) occurs, under some circumstances, we will increase the conversion rate for shares of Series A Convertible Preferred Stock converted in connection with such fundamental change. If you are a holder of Series A Convertible Preferred Stock and you are either a nonresident alien individual or foreign corporation (within the meaning of Sections 1441 and 1442 of the Internal Revenue Code of 1986, as amended (the “Code”), respectively), any deemed dividend may be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty, which may be set off against subsequent payments on the Series A Convertible Preferred Stock.

If you are a non-U.S. holder, dividends on our Series A Convertible Preferred Stock that are paid in shares may be subject to U.S. federal withholding tax in the same manner as a cash dividend, which the withholding agent might satisfy through a sale of a portion of the shares you receive as a dividend or through withholding of other amounts payable to you.

We may elect to pay dividends on our Series A Convertible Preferred Stock in shares of common stock rather than in cash. Any such stock dividends paid to you will be taxable in the same manner as cash dividends and, if you are a holder of Series A Convertible Preferred Stock and you are either a nonresident alien individual or foreign corporation (within the meaning of Sections 1441 and 1442 of the Code, respectively), may be subject to U.S. federal withholding tax (at a 30% rate, or lower treaty rate, if applicable). Any required withholding tax might be satisfied by the withholding agent through a sale of a portion of the shares you receive as a dividend or might be withheld from cash dividends or sales proceeds subsequently paid or credited to you.

There is no active trading market for the Series A Convertible Preferred Stock, which could limit your ability to resell.

The shares of the Series A Convertible Preferred Stock are a new issue with no established trading market and we do not intend to apply for listing of the shares of Series A Convertible Preferred Stock on any securities exchange or for inclusion of the shares in any automated quotation system. There may be little or no secondary market for the shares of Series A Convertible Preferred Stock and you may not be able to sell the Series A Convertible Preferred Stock. Even if a secondary market for the shares of Series A Convertible Preferred Stock develops, it may not provide significant liquidity and transaction costs in any secondary market could be high, which could limit your ability to sell the Series A Convertible Preferred Stock at an acceptable price. As a result, the difference between bid and asked prices in any secondary market could be substantial.

Our common stockholders may experience significant dilution upon the issuance of common stock upon conversion of or redemption payments under the Series A Convertible Preferred Stock or exercise of the warrants.

The issuance of common stock upon conversion of some or all of the Series A Convertible Preferred Stock will dilute the ownership interests of existing holders of shares of our common stock. The conversion rate of the Series A Convertible Preferred Stock is subject to adjustments as set forth in the Certificate of Designations, including share splits, share combinations and certain issuances of common stock and derivative securities.

Furthermore, we have 19,248,741 outstanding warrants to purchase 19,248,741 shares of common stock at an exercise price of $11.50 per share of common stock, subject to adjustment, which warrants will become exercisable 60 days following the closing of the Business Combination. The issuance of common stock upon exercise of the warrants will dilute the ownership interests of existing holders of shares of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Executive Offices

Our principal executive office is located at 952 Echo Lane, Suite 460, Houston, Texas 77024, where we lease approximately 13,832 square feet under an arrangement expiring in 2023.

We also have regional administrative offices in Great River, New York and Milton Keynes, United Kingdom.

Real Property

We lease approximately 75 locations across the United States and another 20 locations internationally throughout the United Kingdom, Turkey, the Republic of Georgia, United Arab Emirates, Angola, Thailand and Trinidad and Tobago. The leased properties are used by our Domestic Environmental Services, Domestic Standby Services and International Services segments.

We own approximately 390 acres in Karnes County, Texas, of which approximately 150 acres are used as a waste disposal site and a service facility for our Sprint segment. The remaining acres are undeveloped land adjacent to the waste disposal site and available for expansion as needed. We also own properties in Pecos County and Reagan County, Texas, which are currently being developed as waste disposal sites for our Sprint segment. We own approximately 640 acres in Pecos County and approximately 645 acres in Reagan County. In addition, we own property in Andrews County, Texas, which we intend to develop as a waste disposal site for our Sprint segment, and service facilities located in Carrizo Springs, Midland and Pecos, Texas. We believe that our properties are sufficient and suitable for our current needs.

Item 3.	Legal Proceedings

From time to time, we are involved in litigation arising out of our operations in the normal course of business or otherwise. We are not currently a party to any legal proceedings that, individually or in the aggregate, are expected to materially impact our business, financial position, results of operations and cash flows, taken as a whole. At December 31, 2018, we did not have any reserves on our books relative to any outstanding litigation, claim or assessment.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock and warrants are each traded on the NYSE American under the symbols “NRCG” and “NRCG WS,” respectively. Prior to October 17, 2018, our common stock, units and warrants were listed on the NYSE American under the symbols “HCAC,” “HCAC.U” and “HCAC WS,” respectively. Our units commenced public trading on June 22, 2017, and our common stock and warrants commenced public trading on August 1, 2017. Upon consummation of the Business Combination, our units automatically separated into their component securities and, as a result, no longer trade as a separate security. These units were delisted from the NYSE American.

Holders

As of March 14, 2019, we had 44 stockholders of record of our common stock, three stockholders of record of our Series A Convertible Preferred Stock and one stockholder of record of our warrants.

Performance Graph

The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Report into any filing under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

The graph below compares the cumulative total return of our common stock from August 1, 2017 through December 31, 2018, with the comparable cumulative return of two indices, the Russell 2000 Index and the Dow Jones Waste & Disposal Services Index. The graph plots the growth in value of an initial investment in our common and in each of the indexes over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon share price appreciation and not upon reinvestment of cash dividends. The share price performance shown on the graph is not necessarily indicative of future price performance.

*	Assumes $100 invested on August 1, 2017 in stock or index indicated above, including reinvestment of dividends.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

On October 17, 2018, our company, formerly known as Hennessy Capital, acquired NRC Group through the Business Combination. The Business Combination was accounted for as a reverse merger in which NRC Group was the accounting acquirer. Except as otherwise provided herein, our financial statement presentation includes (1) the results of NRC Group and its subsidiaries as our accounting predecessor for periods prior to the completion of the Business Combination, and (2) the results of NRC Group Holdings Corp. (including the consolidation of NRC Group and its subsidiaries) for periods after the completion of the Business Combination. The operating statistics and data contained herein represent the operating information of NRC Group’s business.

Information in the table below is not necessarily indicative of results of future operations. To understand the factors that may affect comparability, the financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

	Years Ended December 31,
(in thousands except per share amounts)	2018	2017	2016
Balance Sheet Data
Cash and cash equivalents and restricted cash	$18,365	$10,570	$15,704
Total assets	$376,127	$302,105	$276,658
Total liabilities	$407,641	$259,006	$243,999
Total shareholders’ equity (deficit)	$(31,544)	$43,099	$32,659

Statements of Operations Data:
Operating revenue	$360,170	$277,631	$231,709
Operating income (loss)	$(21,465)	$20,640	$(38,897)
Income (loss) before income taxes	$(46,960)	$6,119	$(52,330)
Net income (loss)	$(47,257)	$5,672	$(49,146)
Dividend on Series A convertible preferred stock	$(1,511)	$-	$-

Net income (loss) per share, basic and diluted	$(1.95)	$0.26	$(2.46)
Dividends declared per Series A convertible preferred share	$1.44	$-	$-

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On October 17, 2018, our company, formerly known as Hennessy Capital, acquired NRC Group through the Business Combination. The Business Combination was accounted for as a reverse merger in which NRC Group was the accounting acquirer. Except as otherwise provided herein, our financial statement presentation includes (1) the results of NRC Group and its subsidiaries as our accounting predecessor for periods prior to the completion of the Business Combination, and (2) the results of NRC Group Holdings Corp. (including the consolidation of NRC Group and its subsidiaries) for periods after the completion of the Business Combination. The operating statistics and data contained herein represent the operating information of NRC Group’s business.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this Report. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. See the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” above.

Overview

We are a global provider of a wide range of environmental, compliance and waste management services. Our broad range of capabilities and global reach enable us to meet the critical, and often non-discretionary, needs of more than 5,000 customers across diverse end markets to ensure compliance with EH&S laws and regulations around the world. Our diverse service offerings and broad geographic footprint enable us to reach customers around the world to:

●	ensure compliance with international and domestic EH&S laws and regulations;

●	maximize operating efficiency and longevity of critical operating assets;

●	ensure adherence with their EH&S policies;

●	reduce risk and liability;

●	enhance safety;

●	maximize profitability and manage costs;

●	reduce downtime of critical operations; and

●	protect people and the environment from potentially dangerous materials and waste streams.

We have broad global reach, with approximately 75 locations in the United States and approximately 20 additional locations internationally across eight countries, including the United Kingdom, Mexico, Turkey, the Republic of Georgia, United Arab Emirates, Angola, Thailand and Trinidad and Tobago. We operate in four reportable segments: (1) Domestic Environmental Services, (2) Sprint, (3) Domestic Standby Services and (4) International Services.

Trends and Factors Impacting Results of Operations

There are many factors that have impacted and continue to impact our revenues. These factors include, but are not limited to: overall industrial activity, federal regulations, the effect of oil and gas commodity prices on business activity in the industry, international and domestic EH&S policies, the level of emergency response events, competitive industry pricing, execution of operations, safety of operations and acquisitions. We believe that our ability to manage operating costs is important to the ability to remain price competitive. We continue to evolve to a national platform in order to derive benefits from economies of scale for sourcing. We will also focus on other cost reduction initiatives in an effort to optimize operating margins. We are focusing on managing selling, general and administrative costs by centralizing back office operations and consolidating vendors in order to leverage economies of scale and remain competitive in the marketplace.

Domestic Environmental Services. Domestic Environmental Services segment results are primarily driven by the following factors:

●	High-Frequency, Low-Cost Services. The Domestic Environmental Services segment provides our customers with services to meet stringent federal regulations and EH&S policies. The Domestic Environmental Services are impacted by market activity, oil and gas commodity prices and business activity in the industry. An increase in activity creates a demand for increased maintenance and spending on discretionary compliance.

●	Seasonality. Domestic Environmental Services activity is impacted by seasonality in business and weather conditions, market conditions and overall levels of industrial activity.

●	Acquisitions, Integration and Restructuring. The Domestic Environmental Services segment has expanded through organic growth as well as acquisitions. The Domestic Environmental Services segment underwent an internal restructuring of management to target more recurring and predictable higher volume customers. Customers were selected by a newly established sales team. The internal restructuring also placed an increased focus on a full integration of legacy acquisitions and cross-selling. The Domestic Environmental Services segment may not be able to properly integrate past or future acquisitions.

Sprint. Sprint segment results are primarily driven by oil prices. Lower oil prices lead producers to slow down or halt activity, resulting in fewer revenue generating opportunities for Sprint segment services. For example in the latter portion of fiscal year 2016, crude oil prices rebounded leading to increased exploration and production activity and improvement in Sprint segment financial results. We anticipate that the addition of new waste disposal facilities will diversify our Sprint segment offerings and will likely make it more resistant to future crude oil price downturns.

Domestic Standby Services. Demand for Domestic Standby Services is less impacted by macroeconomic conditions than our other reportable segments. Domestic Standby Services segment results are primarily driven by the following factors:

●	Unplanned Incidents. Increases or decreases in the number of unplanned incidents will have a direct impact on demand for Domestic Standby Services. The modest revenue growth in the Domestic Standby Services segment for fiscal year 2017 was driven by three major incidents, including Hurricane Harvey, Hurricane Irma and the TransCanada pipeline spill in South Dakota, as well as the entry into new markets and increased tolling fees.

●	Increased Ship Activity. Domestic Standby Services revenues are positively impacted as ship activity increases. An increase in ship activity often results in an increase in tolling fees paid.

●	Retainer Fees. Domestic Standby Services customers are under long-term or evergreen contracts that pay annual retainer fees to access required certifications, specialized assets and trained personnel.

●	Subcontractor Usage. The Domestic Standby Services segment utilizes subcontractors to supplement our internal capabilities when an emergency response event occurs. The Domestic Standby Services segment must navigate labor prices and demand in order to effectively manage costs and maximize profitability.

International Services. International Services segment results are primarily driven by commodity prices and market activity. Demand is driven by corporate compliance and not regulatory compliance. Volatility in the price of oil or a decline in the global energy markets results in less corporate spending and lower demand for our International Services. Currently a large portion of our International Services activity is located in the North Sea, which is known for its challenging conditions.

Results of Operations—Years Ended December 31, 2018, 2017 and 2016

Results of Operations — 2018 versus 2017

Our total Operating Revenues for 2018 increased 29.7% to $360.2 million, compared with $277.6 million in 2017. Increases in total Operating Revenues were primarily related to increases in Operating Revenues in our Domestic Environmental Services and Sprint segments. Operating Revenues in our Sprint segment increased $30.1 million in 2018 as compared to 2017 primarily attributable to increased contribution on both waste disposal and environmental services as well as the acquisition of Quail Run in October 2018. Operating Revenues recorded by our Domestic Environmental Services segment increased $55.4 million in 2018 as compared to 2017 primarily due to a $32.1 million increase from the acquisition of SWS in May 2018, $15.8 million increase from an increase in project management revenue, and a $7.8 million increase in emergency response activity. Operating revenue in the International segment increased $6.7 primarily due to the acquisition of Clean Line in March 2018. These increases were partially offset by a decrease in total Operating Revenues in our Domestic Standby Services segment due to decreased emergency response activity, partially offset by increased retainer revenue from the our tolling based pricing program.

Our loss from operations in 2018 was $21.5 million, compared with an income from operations of $20.6 million in 2017. This decrease is primarily due to $52.3 million of acquisition expenses related to costs associated with the Business Combination, the combination of NRC and Sprint and the acquisitions of SWS, Clean Line and Quail Run during 2018, partially offset by net increases in the segment income for operations discussed above. We reported net loss in 2018 of $47.3 million, compared to a net income of $5.7 million in 2017.

Results of Operations — 2017 versus 2016

Our total Operating Revenues for 2017 increased 19.8% to $277.6 million, compared with $231.7 million in 2016. Increases in total Operating Revenues were primarily related to our Domestic Standby Services and Domestic Environmental Services segments. Operating Revenues in our Sprint segment increased $31.0 million in 2017 as compared to 2016 primarily attributable to having a full year of revenues for landfill operations in 2017 as the Sprint segment began providing landfill services during 2016, a higher demand for services driven by improved oil prices in 2017 and an expansion of operations by opening two new locations in 2017. Operating Revenues in our Domestic Standby Services segment increased $14.2 million in 2017 compared with 2016 due to increased retainer revenue and an uptick in emergency response activity. Operating Revenues recorded by our Domestic Environmental Services segment increased $6.5 million in 2017 as compared to 2016 primarily due to incremental Operating Revenues generated from an acquisition in 2016. These increases were partially offset by a decrease in total Operating Revenues in our International Services segment of $5.8 million primarily due to decreased services related to a reduction in demand primarily from lower oil prices.

Our income from operations in 2017 was $20.6 million, compared with a loss from operations of $38.9 million in 2016. We reported net income in 2017 of $5.7 million, compared to a net loss of $49.1 million in 2016.

Segment Performance

The following table sets forth certain financial information associated with results of operations for the years ended December 31, 2018, 2017 and 2016.

	Summary of Operations
	For the Years Ended
	December 31,			2018 over 2017		2017 over 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
(in thousands)
Operating Revenues:
Domestic Standby Services	34,130	43,810	29,630	(9,680)	(22.1)%	14,180	47.9%
Domestic Environmental Services	226,405	170,993	164,452	55,412	32.4%	6,541	4.0%
International Services	24,427	17,697	23,503	6,730	38.0%	(5,806)	(24.7)%
Sprint	75,208	45,131	14,124	30,077	66.6%	31,007	219.5%
Corporate Items	-	-	-	-	-	-	-
Total	360,170	277,631	231,709	82,539	29.7%	45,922	19.8%
Operating Expenses, Including Cost of Revenue (Exclusive of Depreciation and Amortization):
Domestic Standby Services	15,901	21,278	12,064	(5,377)	(25.3)%	9,214	76.4%
Domestic Environmental Services	177,014	130,451	125,038	46,563	35.7%	5,413	4.3%
International Services	16,710	11,982	14,990	4,728	39.5%	(3,008)	(20.1)%
Sprint	32,583	21,773	6,938	10,810	49.6%	14,835	213.8%
Corporate Items	-	-	-	-	-	-	-
Total	242,208	185,484	159,030	56,724	30.6%	26,454	16.6%
General and Administrative Expenses:
Domestic Standby Services	3,291	3,027	3,023	264	8.7%	4	0.1%
Domestic Environmental Services	26,048	17,933	17,444	8,115	45.3%	489	2.8%
International	3,390	2,873	4,570	517	18.0%	(1,697)	(37.1)%
Sprint	11,934	8,295	4,455	3,639	43.9%	3,840	86.2%
Corporate Items	8,481	7,282	6,994	1,199	16.5%	288	4.1%
Total	53,144	39,410	36,486	13,734	34.8%	2,924	8.0%
Operating Profit (exclusive of depreciation and amortization):
Domestic Standby Services	14,938	19,505	14,543	(4,567)	(23.4)%	4,962	34.1%
Domestic Environmental Services	23,343	22,609	21,970	734	3.2%	639	2.9%
International	4,327	2,842	3,943	1,485	52.3%	(1,101)	(27.9)%
Sprint	30,691	15,063	2,731	15,628	103.8%	12,332	451.6%
Corporate Items	(8,481)	(7,282)	(6,994)	(1,199)	16.5%	(288)	4.1%
Total	64,818	52,737	36,193	12,081	22.9%	16,544	45.7%

Operating Revenues

There are many factors that have impacted and continue to impact our Operating Revenues. These factors include, but are not limited to: overall industrial activity, federal regulations, the effect of oil and gas commodity prices on business activity in the industry, international and domestic EH&S policies, the level of emergency response events and acquisitions.

Domestic Standby Services

	For the Years Ended
	December 31,			2018 over 2017		2017 over 2016
(in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Operating Revenues	34,130	43,810	29,630	(9,680)	(22.1)%	14,180	47.9%

Domestic Standby Services Operating Revenues for the year ended December 31, 2018 decreased $9.7 million, or 22%, from $43.8 million in the comparable period in 2017. This decrease was primarily attributable to a $10.6 million decrease in emergency response activity due to the efforts supporting relief as a result of Hurricanes Harvey, Irma, Jose and Maria in 2017. The decrease is partially offset by an increase of $1.8 million related to retainer revenue primarily resulting from higher volumes associated with our tolling-based pricing program.

Domestic Standby Services Operating Revenues for the year ended December 31, 2017 increased $14.2 million from $29.6 million, or 48%, in the comparable period in 2016. This increase was primarily attributable to an $11.0 million increase in emergency response Operating Revenues from the hurricanes noted above and an oil pipeline spill that impacted South Dakota in 2017, as compared with smaller emergency response projects in 2016. Retainer Operating Revenues also increased by $2.0 million, primarily driven by higher volumes associated with our voyage-based pricing program.

Domestic Environmental Services

	For the Years Ended
	December 31,			2018 over 2017		2017 over 2016
(in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Operating Revenues	226,405	170,993	164,452	55,412	32.4%	6,541	4.0%

Domestic Environmental Services Operating Revenues for the year ended December 31, 2018 increased $55.4 million from $171.0 million, or 32%, in the comparable period in 2017. Approximately $32.1 million of this increase was attributable to the acquisition of SWS in May 2018, $15.8 million due to increase project management activity, and $7.8 million due to increased emergency response events.

Domestic Environmental Services Operating Revenues for the year ended December 31, 2017 increased $6.5 million from $164.5 million, or 4%, in the comparable period in 2016. This increase was primarily attributable to a $7.8 million increase in Operating Revenues related to the acquisition of Enpro, which was completed on April 11, 2016, and an increase due to the benefits of a management restructure in the segment in 2016. The increase was partially offset by a $4.7 million decrease in emergency response Operating Revenues due to a lower volume of emergency response events in 2017.

International Services

	For the Years Ended
	December 31,			2018 over 2017		2017 over 2016
(in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Operating Revenues	24,427	17,697	23,503	6,730	38.0%	(5,806)	(24.7)%

International Services Operating Revenues for the year ended December 31, 2018 increased $6.7 million from $17.7 million, or 38%, in the comparable period in 2017. This increase was primarily attributable to a $7.0 million increase due to the acquisition of Clean Line, a $1.1 million increase in Operating Revenue generated by our North Sea operations, offset by lower standby revenue in the United Arab Emirates.

International Services Operating Revenues for the year ended December 31, 2017 decreased $5.8 million from $23.5 million, or 25%, in the comparable period in 2016. This decrease was primarily attributable to decreased services due to lower business activity by our customers, which is consistent with a decline in the overall market conditions resulting from depressed oil prices in 2017.

Sprint

	For the Years Ended
	December 31,			2018 over 2017		2017 over 2016
(in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Operating Revenues	75,208	45,131	14,124	30,077	66.6%	31,007	219.5%

Sprint Operating Revenues for the year ended December 31, 2018 increased $30.1 million from $45.1 million, or 67%, in the comparable period in 2017. Approximately $10.7 million of this increase was primarily attributable to an increase from expanding the Sprint segment’s environmental service operations and continuing to increase operational activity in the two new locations in Carrizo Springs, Texas and Pecos, Texas to full operation levels after opening during the second quarter of 2017. This increase is also due to higher demand from the Sprint segment’s customers due to improved oil prices during the year ended December 31, 2018 as compared to the comparable period in 2017, and an increase in Operating Revenues from the Sprint segment’s landfill operations due to the landfill operations continuing to increase operational activity to full operation levels by the second quarter of 2017, after starting operations for the segment in late 2016. The increase also results from $2.5 million of Operating Revenues from the acquisition of Quail Run in October 2018.

Sprint Operating Revenues for the year ended December 31, 2017 increased $31.0 million from $14.1 million, or 220%, in the comparable period in 2016. Approximately $17.5 million of this increase was primarily attributable to a full year of landfill operations in 2017 as compared to 2016 as the Sprint segment partially began landfill operations during 2016, and approximately $9.0 million of this increase was due to higher demand from environmental services operations customers due to the improved oil prices in 2017 as compared to 2016. The increase was also attributable to a $4.7 million increase from expanding the Sprint segment’s operations by opening two new locations for environmental services in Carrizo Springs, Texas and Pecos, Texas during 2017.

Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization

We believe that our ability to manage operating costs is important to our ability to remain price competitive. We continue to evolve to a national platform in order to derive benefits from economies of scale for sourcing. We will also focus on other cost reduction initiatives in an effort to optimize operating margins.

Domestic Standby Services

	For the Years Ended
	December 31,			2018 over 2017		2017 over 2016
(in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization	15,901	21,278	12,064	(5,377)	(25.3)%	9,214	76.4%
As a % of Operating Revenues	47%	49%	41%		(2)%		8%

Generally, the Domestic Standby Service has a fixed price cost structure in which it is able to leverage margin expansion with increased retainer revenue. Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization related to emergency response are primarily variable as we utilize subcontractors when an emergency response event occurs.

Domestic Standby Services Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the year ended December 31, 2018 decreased $5.4 million from $21.3 million, or 25%, in the comparable period in 2017. This decrease is related to lower emergency response activity. As a percentage of Operating Revenues, the costs remained relatively consistent for the year ended December 31, 2018, as compared to 2017.

Domestic Standby Services Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the year ended December 31, 2017 increased $9.2 million from $12.1 million, or 76%, in the comparable period in 2016. This increase was primarily attributable to $9.0 million increase in subcontractor costs from emergency response events from the hurricanes that impacted Texas, Florida, Puerto Rico and the U.S. Virgin Islands and an oil pipeline spill that impacted South Dakota in 2017. As a percentage of Operating Revenues, these costs increased primarily due to the higher percentage of emergency response events, which had a lower margin, in 2017.

Domestic Environmental Services

	For the Years Ended
	December 31,			2018 over 2017		2017 over 2016
(in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization	177,014	130,451	125,038	46,563	35.7%	5,413	4.3%
As a % of Operating Revenues	78%	76%	76%		2%		0%

Domestic Environmental Services Operating Expenses, including Cost of Revenue Exclusive of Depreciation and Amortization for the year ended December 31, 2018 increased $46.6 million from $130.5 million, or 36%, in the comparable period in 2017. Approximately $23.4 million of this increase was attributable to inheriting the operating expenses related to the increased revenue as a result of the acquisition of SWS. The increase of $23.1 million, or 18%, excluding the acquisition of SWS, is consistent with the increase in revenue across all revenue types. As a percentage of Operating Revenues, the costs remained relatively consistent for the year ended December 31, 2018, as compared 2017.

Domestic Environmental Services Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the year ended December 31, 2017 increased $5.4 million from $125.0 million, or 4%, in the comparable period in 2016. This increase was primarily attributable to an increase in costs of $6.7 million from the acquisition of Enpro, which was completed on April 11, 2016. The increase was partially offset by a decrease in costs due to a lower volume of emergency response events in 2017. As a percentage of Operating Revenues, these costs remained relatively consistent for the year ended December 31, 2017 as compared to 2016.

International Services

	For the Years Ended
	December 31,			2018 over 2017		2017 over 2016
(in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization	16,710	11,982	14,990	4,728	39.5%	(3,008)	(20.1)%
As a % of Operating Revenues	68%	68%	64%		0%		4%

International Services Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the year ended December 31, 2018 increased $4.7 million from $12.0 million, or 40%, in the comparable period in 2017. Approximately $4.1 million of this increase was attributable to inheriting the operating expenses related to increased revenue as a result of the acquisition of Clean Line. As a percentage of Operating Revenues, these costs remained relatively consistent for the year ended December 31, 2018 as compared to 2017.

International Services Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the year ended December 31, 2017 decreased $3.0 million from $15.0 million, or 20%, in the comparable period in 2016. This decrease was consistent with a decrease in our International Services business primarily attributable to cost reductions due to decreased business demand primarily from lower oil production activity in the North Sea linked to lower oil prices. As a percentage of Operating Revenues, these costs increased primarily due to a decrease in the percentage of higher margin standby activity in our International Services segment.

Sprint

	For the Years Ended
	December 31,			2018 over 2017		2017 over 2016
(in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization	32,583	21,773	6,938	10,810	49.6%	14,835	213.8%
As a % of Operating Revenues	43%	48%	49%		(5)%		(1)%

Sprint Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the year ended December 31, 2018 increased $10.8 million from $21.8 million, or 50%, in the comparable period in 2017. Approximately $5.4 million of this increase was primarily attributable to an increase from expanding the Sprint segment’s environmental service operations by continuing to increase operational activity in the two new locations in Carrizo Springs, Texas and Pecos, Texas to full operation levels after opening during the second quarter of 2017. This increase is also consistent with greater Operating Revenues from the Sprint segment’s landfill operations due to the landfill operations continuing to increase operational activity to full operation levels by the second quarter of 2017, after starting operations for the segment in late 2016, and a higher demand from the Sprint segment’s customers due to the improved oil prices for the year ended December 31, 2018 as compared to the comparable period in 2017. The costs as a percentage of Operating Revenues decreased, which is consistent with increased revenues for the year ended December 31, 2018, as compared to the comparable period in 2017. These costs also decreased due to higher margins resulting from improved management of the fixed cost structure and the efficiencies gained as the Sprint segment’s landfill became fully operational during the second quarter of 2017, after beginning operations in late 2016.

Sprint Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the year ended December 31, 2017 increased $14.8 million from $6.9 million, or 214%, in the comparable period in 2016. Approximately $6.1 million of this increase is primarily attributable to a full year of landfill operations in 2017 as compared to 2016 when the landfill operations were beginning, and $6.1 million of this increase is consistent with increased revenues resulting from higher demand from the Sprint segment’s environmental services customers due to improved oil prices in 2017 as compared to 2016. The increase was also attributable to a $2.6 million increase from expanding the Sprint segment’s environmental services operations by opening two new locations in Carrizo Springs, Texas and Pecos, Texas during 2017. The costs as a percentage of revenues decreased as there were only limited landfill operations in 2016.

General and Administrative Expenses

General and Administrative Expenses represent costs incurred for back office administration and support. This includes, but is not limited to, senior management, accounting, finance, treasury, collections, accounts payable, invoicing and analysis. We are focusing on managing such costs by centralizing back office operations and consolidating vendors in order to leverage economies of scale and remain competitive in the marketplace.

Domestic Standby Services

	For the Years Ended
	December 31,			2018 over 2017		2017 over 2016
(in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
G&A	3,291	3,027	3,023	264	8.7%	4	0.1%
As a % of Operating Revenues	10%	7%	10%		3%		(3)%

Domestic Standby Services General and Administrative Expenses for the year ended December 31, 2018 remained relatively consistent, as compared to the year ended December 31, 2017. As a percentage of Operating Revenues, costs increased for the year ended December 31, 2018 as compared to the comparable period in 2017 as the General and Administrative Expenses are primarily fixed costs and thus increase as a percentage of revenue as Operating Revenues decrease.

Domestic Standby Services General and Administrative Expenses for the year ended December 31, 2017 remained relatively consistent as compared to 2016. As a percentage of Operating Revenues, costs decreased for the year ended December 31, 2017 as compared to 2016 due to realizing the benefit from consolidating our back office functions and implementing a centralized national purchasing program.

Domestic Environmental Services

	For the Years Ended
	December 31,			2018 over 2017		2017 over 2016
(in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
G&A	26,048	17,933	17,444	8,115	45.3%	489	2.8%
As a % of Operating Revenues	12%	10%	11%		2%		(1)%

Domestic Environmental Services General and Administrative Expenses for the year ended December 31, 2018 increased $8.1 million from $17.9 million, or 45%, in the comparable period in 2017. Approximately $7.1 million of the General and Administrative Expenses was attributable to the acquisition of SWS. The $1.0 million increase, excluding the impact of SWS, is due to investment in the back office to support the growth in revenue. As a percentage of Operating Revenues, the costs remained relatively consistent for the year ended December 31, 2018 as compared to 2017.

Domestic Environmental Services General and Administrative Expenses for the year ended December 31, 2017 remained relatively consistent as compared to 2016.

International Services

	For the Years Ended
	December 31,			2018 over 2017		2017 over 2016
(in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
G&A	3,390	2,873	4,570	517	18.0%	(1,697)	(37.1)%
As a % of Operating Revenues	14%	16%	19%		(2)%		(3)%

International Services General and Administrative Expenses for the year ended December 31, 2018 increased $0.5 million from $2.9 million, or 18%, in the comparable period in 2017. Approximately $0.7 million of the General and Administrative Expenses was attributable to the acquisition of Clean Line. Excluding the impact of Clean Line, the International segment reduced Services General and Administrative Expenses by $0.2 million to be aligned with revenue levels. As a percentage of Operating Revenues, the costs remained relatively consistent for the year ended December 31, 2018, as compared to 2017.

International Services General and Administrative Expenses for the year ended December 31, 2017 decreased $1.7 million from $4.6 million, or 37%, in the comparable period in 2016 primarily attributable to cost reductions due to decreased services demand primarily from lower oil production activity in the North Sea. As a percentage of Operating Revenues, costs decreased for the year ended December 31, 2017 as compared to 2016 due to realizing the benefit from consolidating our back office functions and consolidating vendors to realize economies of scale.

Sprint

	For the Years Ended
	December 31,			2018 over 2017		2017 over 2016
(in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
G&A	11,934	8,295	4,455	3,639	43.9%	3,840	86.2%
As a % of Operating Revenues	16%	18%	32%		(2)%		(14)%

Sprint General and Administrative Expenses for the year ended December 31, 2018 increased $3.6 million from $8.3 million, or 44%, in the comparable period in 2017. This increase was primarily attributable to an increase of approximately $2.0 million from expanding the Sprint segment’s energy operations by continuing increase operational activity in two new locations in Carrizo Springs, Texas and Pecos, Texas to full operation levels after opening during the second quarter of 2017, and $0.3 million from the acquisition of Quail Run in October 2018. Approximately $0.4 million of the increase is due to increased headcount to support increased landfill operations. As a percentage of Operating Revenues, costs decreased for the year ended December 31, 2018 as compared to the comparable period in 2017 as the General and Administrative Expenses are primarily fixed costs and thus decrease as a percentage of revenue as Service Revenues increase.

Sprint General and Administrative Expenses for the year ended December 31, 2017 increased $3.8 million from $4.5 million, or 86%, in the comparable period in 2016.  The increase was primarily due to a $2.0 million increase from expanding the Sprint segment’s energy operations by opening two new locations in Carrizo Springs, Texas and Pecos, Texas during 2017. Approximately $1.3 million of the increase is due to a full year of landfill operations in 2017 as compared to 2016 when landfill operations partially began operations during 2016.  Approximately $0.3 million of the increase is consistent with increased revenues resulting from higher demand from the Sprint segment’s environmental services customers due to improved oil prices in 2017 as compared to 2016. As a percentage of revenues, costs decreased for the year ended December 31, 2017 due to higher revenues with lower percentage of incremental costs in 2017.

Corporate Items

	For the Years Ended
	December 31,			2018 over 2017		2017 over 2016
(in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
G&A	8,481	7,282	6,994	1,199	16.5%	288	4.1%

Corporate Items General and Administrative Expenses for the year ended December 31, 2018 increased $1.2 million from $7.3 million, or 17%, in the comparable period in 2017 to support the growth of the business exhibited in 2018 including the support of the various acquisitions.

Corporate Items General and Administrative Expenses for the year ended December 31, 2017 remained relatively consistent with the comparable period in 2016.

Other Consolidated Expenses

Depreciation and Amortization

	For the Years Ended
	December 31,			2018 over 2017		2017 over 2016
(in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Depreciation	23,963	20,380	22,370	3,583	17.6%	(1,990)	(8.9)%
Intangible Amortization	6,242	5,768	10,103	474	8.2%	(4,335)	(42.9)%
Impairment expense of goodwill and intangible assets	-	-	24,882	-	-	(24,882)	100.0%
Depreciation and Amortization	30,205	26,148	57,355	4,057	15.5%	(31,207)	(54.4)%

Depreciation and amortization for the year ended December 31, 2018 increased $4.1 million, or 16%, from the comparable period in 2017 primarily attributable to an increase in depreciation expense for the Sprint segment of $2.7 million due to increased capital expenditures. This increase is also due to $1.3 and $0.3 million of depreciation expense for SWS and Clean Line, respectively, which were acquired during 2018. The increase is also due to $0.3 and $0.1 million of intangible amortization expense for SWS and Clean Line, respectively.

Depreciation and amortization for the year ended December 31, 2017 decreased $31.2 million, or 9%, from the comparable period in 2016 primarily attributable to the impairment expense of goodwill and intangible assets of $24.9 million recorded in 2016, a decrease of approximately $4.3 million in amortization of permits/licenses as certain of these assets are fully amortized, a decrease of approximately $2.0 million in depreciation expense related to machinery and equipment and trailers due to the disposition of certain old and underutilized assets and as certain of these assets are fully depreciated, and a decrease in intangible asset amortization due to a lower balance of intangible assets resulting from the impairment of certain intangible assets in 2016.

Other Operating Expenses

	For the Years Ended
	December 31,			2018 over 2017		2017 over 2016
(in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Management fees	1,397	1,836	1,866	(439)	(23.9)%	(30)	(1.6)%
Acquisition expenses	52,302	484	6,192	51,818	10,706.2%	(5,708)	(92.2)%
Change in fair value of contingent consideration	(1,279)	-	-	(1,279)	100.0%	-	-
Other expense, net	3,658	3,629	9,677	29	0.8%	(6,048)	(62.5)%

Management fees for the year ended December 31, 2018 decreased $0.4 million, or 24%, from the comparable period in 2017 as we no longer paid management fees to JFL Partners after the Business Combination in October 2018. Acquisition expenses for the year ended December 31, 2018 increased $51.8 million, or 10,706%, from the comparable period in 2017, which is primarily attributable to $44.6 million for the Business Combination and $1.1 million, $3.8 million and $0.8 million, respectively, for the acquisitions of Clean Line, SWS and Quail Run, with the remainder attributable to the business combination of NRC and Sprint and the related recapitalization. Change in fair value of contingent consideration decreased $1.3 million for the year ended December 31, 2018 from the comparable period in 2017, resulting from a decrease of $2.3 million for the fair value of the contingent consideration relating to the Enpro acquisition, partially offset by an increase of $1.0 million for the fair value of the contingent consideration relating to the Clean Line acquisition. Other expense, net remained relatively consistent for the year ended December 31, 2018 as compared to 2017.

Management fees for the year ended December 31, 2017 remained relatively consistent as compared with the comparable period in 2016. Acquisition expenses for the year ended December 31, 2017 decreased $5.7 million, or 92%, from the comparable period in 2016, which is primarily attributable to the acquisition and integration of Enpro, which was completed during 2016. Other expense, net for the year ended December 31, 2017 decreased $6.0 million, or 63%, from the comparable period in 2016 due to approximately $2.5 million of transition costs to begin landfill operations in the Sprint segment that were recorded in 2016 and costs associated with a management restructure in the Domestic Environmental Services segment during 2016.

Other Income (Expenses)

	For the Years Ended
	December 31,			2018 over 2017		2017 over 2016
(in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Interest income	-	7	7	(7)	(100.0)%	-	-
Interest expense	(22,122)	(14,033)	(13,350)	(8,089)	57.6%	(683)	5.1%
Foreign currency translation losses	50	(402)	(90)	452	(112.4)%	(312)	346.7%
Loss on debt extinguishment	(3,610)	(93)	-	(3,517)	3,781.7%	(93)	-
Other expense, net	187	-	-	187	N/A	-	-
Total other expenses, net	(25,495)	(14,521)	(13,433)	(10,974)	75.6%	(1,088)	8.1%

Total Other Expenses, Net for the year ended December 31, 2018 increased $11.0 million, or 76%, from the comparable period in 2017, primarily due to the increase in interest expense of $8.1 million due to higher debt balances and higher interest rates in the 2018 period as a result of the combination of NRC and Sprint, and the $3.6 million loss on debt extinguishment related to the $2.7 million loss on debt extinguishment of pre-existing debt and the subsequent borrowings under the New Credit Facility (as defined below) and the $0.9 million loss on debt extinguishment from the repayment and subsequent re-borrowing of one lenders portion of the Term Loan.

Total Other Expenses, Net for the year ended December 31, 2017 increased $1.1 million, or 8%, from the comparable period in 2016 primarily due to changes in variable interest rates and foreign currency fluctuations and a 2016 loss from equipment sales.

Income Tax Expense (Benefit)

	For the Years Ended
	December 31,			2018 over 2017		2017 over 2016
(in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Income tax expense (benefit)	297	447	(3,184)	(150)	(33.6%)	3,631	(114.0%)

Income Tax Expense (Benefit) for the years ended December 31, 2018, 2017 and 2016 was $0.3 million, $0.4 million and $(3.2) million, respectively.

Liquidity and Capital Resources

At December 31, 2018, net cash totaled $18.4 million, compared to $10.6 million at December 31, 2017. At December 31, 2018, the net working capital balance was $63.1 million, compared to $44.3 million at December 31, 2017. Our principal capital requirements are to fund capital expenditures, make interest and principal payments on indebtedness, make dividend payments on the Series A Convertible Preferred Stock, make investments in line with our business strategy, and to fund working capital needs. We calculate working capital as current assets less current liabilities. Our principal sources of liquidity are existing cash and cash equivalents, cash flows from operations and financing activities, including borrowings under our New Credit Facility. In addition, as a public company, we may from time to time access the capital markets through the offering and sale of our securities. We believe that future operating cash flows, together with cash on hand and availability of borrowings under our New Credit Facility, will be sufficient to meet our future operating and capital expenditure cash requirements for the next twelve months and the foreseeable future.

	For the Years Ended
	December 31,			2018 over 2017		2017 over 2016
(in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Net cash (used in) provided by operating activities	(25,911)	17,036	7,998	(42,947)	(252.1)%	9,038	113.0%
Net cash used in investing activities	(76,188)	(20,877)	(40,697)	(55,311)	264.9%	19,820	(48.7)%
Net cash provided by (used in) financing activities	110,566	(1,607)	30,318	112,173	(6,980.3)%	(31,925)	(105.3)%

Net cash (used in) provided by operating activities

Net cash used in operating activities for the year ended December 31, 2018 was $25.9 million, a change of $42.9 million compared to net cash provided by operating activities of $17.0 million for the year ended December 31, 2017. Net cash used in operating activities for the year ended December 31, 2018 was primarily due to a $47.8 million reduction in net income adjusted for non-cash items primarily related to acquisition expenses discussed above partially offset by the $4.9 million impact of changes in net working capital related to an increase in accounts receivable balances, partially offset by the increase in accounts payable balances primarily due to the acquisitions of Clean Line, SWS and Quail Run in 2018.

Net cash provided by operating activities for the year ended December 31, 2017 was $17.0 million, an increase of $9.0 million compared to net cash provided by operating activities for the year ended December 31, 2016. The change primarily resulted from higher income levels, adjusted for non-cash items, generated during the year ended December 31, 2017, partially offset by the impact of changes in net working capital related to an increase in accounts receivable balances, partially offset by the increase in accounts payable balances primarily due to higher emergency response events in late 2017, including hurricanes that impacted Texas, Florida, Puerto Rico and the U.S. Virgin Islands and an oil pipeline spill that impacted South Dakota.

Net cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2018 was $76.2 million, an increase of $55.3 million compared to net cash used in investing activities for the year ended December 31, 2017. The change was primarily driven by the acquisition of Quail Run, which closed in October 2018 for $25.0 million, the acquisition of SWS, which closed in May 2018 for $21.4 million, and the acquisition of Clean Line, which closed in March 2018 for $5.0 million.

Net cash used in investing activities for the year ended December 31, 2017 was $20.9 million, a decrease of $19.8 million compared to net cash used in investing activities for the year ended December 31, 2016. The change was primarily driven by the acquisition of Enpro in 2016 for $29.1 million, net of cash acquired, and was partially offset by an increase of approximately $8.7 million in capital expenditures in 2017 that related to a capital investment in a large vessel that extended its useful life by approximately 30 years, a capital investment to establish a base of operations in Hawaii and the purchase of approximately 257 acres of land and equipment for the Sprint segment’s landfill operations.

Net cash provided by (used in) financing activities

Net cash provided by financing activities for the year ended December 31, 2018 was $110.6 million, a change of $112.2 million from net cash used in financing activities in the comparable period in 2017. This change was primarily attributable to a net increase in borrowings, net of deferred financing costs, of $ 139.2 million due to the New Credit Facility and the Joinder Agreement (as defined below) and an increase in capital contributions of $18.6 million. These increases were to fund the dividend payment of $86.5 million paid to investment affiliates of JFL and the acquisition of Quail Run, SWS and Clean Line. The change is also due to an increase for the issuances of our Series A Convertible Preferred Stock and our common stock of $103.0 million and $39.6 million, respectively, partially offset by a distribution of $103.5 million to JFL in connection with the Business Combination (See Note 3 to our consolidated financial statements included elsewhere in this Report for more information).

Net cash used in financing activities for the year ended December 31, 2017 was $1.6 million, a change of $31.9 million compared to net cash provided by financing activities for the year ended December 31, 2016. The change was primarily due to a $33.3 million decrease in contributions from NRC members in 2016.

Working Capital

At December 31, 2018, cash and cash equivalents totaled $18.4 million, compared to $10.6 million of cash and cash equivalents and restricted cash at December 31, 2017. At December 31, 2018, the net working capital balance was $63.1 million, compared to $44.3 million at December 31, 2017. The increase is primarily attributable to an increase in cash balances due to the Incremental Term Loan (as defined below) and an increase in accounts receivable balances, partially offset by the increase in accounts payable and accrued expenses balances due to acquisitions during 2018. Additionally, we have $35.0 million in revolving credit facilities, of which approximately $25.0 million was available to borrow at December 31, 2018. See Note 8 to our consolidated financial statements included elsewhere in this Report for more information. Based on the above and current plans, we believe that our operations have adequate financial resources to satisfy current liquidity needs.

We assess liquidity in terms of the ability to generate cash to fund operating, investing and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, interest payments and investments in line with our business strategy. We believe that future operating cash flows will be sufficient to meet future operating and internal investing cash. Furthermore, existing cash balances and availability of additional borrowings under revolving credit facilities provide additional potential sources of liquidity should they be required.

Financing Arrangements

New Credit Facility

In connection with the combination of NRC and SES Holdco, LLC (“SES”), NRC US Holding Company, LLC (a wholly owned subsidiary of NRC) and SES (collectively, the “Borrowers”), NRC Group, as parent, and the other guarantors party thereto entered into a credit facility (the “New Credit Facility”) on June 11, 2018. The New Credit Facility includes a $308.0 million term loan (the “Original Term Loan,” together with the increase of $35.0 million (as discussed below), the “Term Loan”), the proceeds of which have been used for, among other things, the funding of a dividend paid to investment affiliates of JFL as part of the combination of NRC and SES, and the acquisitions of Clean Line, SWS, and Quail Run and a $35.0 million revolving credit facility (the “Revolver”). As of December 31, 2018, there was $10.0 million outstanding on the Revolver. The Revolver matures on June 11, 2023 and the Term Loan matures on June 11, 2024, in each case unless otherwise extended in accordance with the terms of the New Credit Facility. The Borrowers may also incur incremental revolving and term loan commitments pursuant to and in accordance with the terms of the New Credit Facility.

The Borrowers and the other guarantors (including NRC Group) entered into a Joinder Agreement (the “Joinder Agreement”) pursuant to which the Borrowers increased the Term Loan in the amount of $35.0 million and the amount available under the Revolver was reduced by $5 million from $40.0 million to $35.0 million. The proceeds from the incremental term loan were used to fund the acquisition of Quail Run, among other things. The incremental term loan was issued under the New Credit Facility and matures in 2024 and accrues interest at a rate of LIBOR plus 5.25%. The incremental term loan is secured on a pari passu basis with the obligations under the New Credit Facility by a first-priority lien on substantially all assets of the Borrowers, NRC Group and the other guarantors. The interest rate applicable to the Term Loan and the Revolver under the New Credit Facility at December 31, 2018 was 7.5%.

Outstanding loans under the New Credit Facility bear interest at the Borrowers’ option at either the Eurodollar Rate plus 5.25% or the Base Rate plus 4.25% per year. In addition, the Borrowers will be charged (1) a commitment fee in an amount equal to 0.50% per annum times the average daily undrawn portion of the Revolver, (2) a letter of credit fee in an amount equal to the applicable margin then in effect for revolving loans bearing interest at the Eurodollar Rate times the average aggregate daily maximum amount available to be drawn under all outstanding letters of credit, (3) a letter of credit fronting fee in an amount equal to 0.125% times the average aggregate daily maximum amount available to be drawn under all letters of credit and (4) certain other fees as agreed between the parties.

The Borrowers are required to make a quarterly amortization payment on the Term Loan of $770,000 on September 30, 2018. Commencing on December 31, 2018, the quarterly amortization payments are in the amount of $857,719 with the balance of the Term Loan due at maturity. Subject to (1) customary breakage costs in connection with Eurodollar Rate loans and (2) prepayment fees required to be paid upon the occurrence of a “Repricing Event” (as defined below), the Borrowers may prepay all loans under the New Credit Facility at any time without premium or penalty, subject to notice requirements. Other than in connection with certain specified exceptions, if in connection with (A) any prepayment of the Term Loan with the proceeds of, or any conversion of the Term Loan into, any new or replacement tranche of term loans, the primary purpose of which is to reduce the interest rate margins thereon to have a lower all-in yield than the all-in yield applicable to the Term Loan or (B) any amendment to the New Credit Facility the primary purpose of which is to reduce the effective interest rate applicable to the Term Loan to have an all-in yield lower than the all-in yield applicable to the then outstanding Term Loan (either of the foregoing, a “Repricing Event”) the Borrowers either voluntarily prepay the Term Loan, prepay the Term Loan using proceeds from the incurrence of certain indebtedness or effect any amendment with respect to the Term Loan, in each case, on or prior to April 2, 2019, the Borrowers will be required to pay a prepayment premium to each lender of Term Loans equal to 1.00% of the principal amount of the Term Loans affected by a reduction in interest rate margins held by such lender or Term Loans that are prepaid or 1.00% of the principal amount of the Term Loans held by such lender, as applicable.

Subject to certain thresholds, exceptions and reinvestment rights, the Borrowers are required to prepay the loans under the New Credit Facility upon receipt of net cash proceeds from certain dispositions and casualty/condemnation events and the incurrence of indebtedness, other than indebtedness permitted to be incurred under the New Credit Facility. In addition, commencing with the fiscal year ending December 31, 2019, the Borrowers will be required to make an annual prepayment of the loans under the New Credit Facility in an amount equal to a percentage, determined by reference to our consolidated first lien net leverage ratio, of our excess cash flow.

The Borrowers’ obligations under the New Credit Facility are guaranteed by, subject to certain exceptions, substantially all of our present and future wholly owned domestic restricted subsidiaries (other than the Borrowers and other than, among others, foreign subsidiary holding companies and immaterial subsidiaries).

The New Credit Facility is secured by first-priority liens on substantially all assets of the Borrowers, NRC Group and the other guarantors, including without limitation, equity interests in domestic subsidiaries and 65% of the voting interests in first-tier foreign subsidiaries (subject to limitations as regards foreign subsidiary holding companies) and certain vessels.

The New Credit Facility contains, subject to certain carveouts, exceptions and thresholds, representations and warranties, affirmative and negative covenants and events of default that the Borrowers consider customary for an agreement of this type, including a covenant setting a maximum consolidated total net leverage ratio of 5.45:1.00, to be tested when the aggregate outstanding principal amount of all revolving loans plus certain letter of credit obligations and outstanding principal amount of swingline loans exceeds 30% of the revolving credit commitments then in effect. If an event of default occurs and continues, the lenders will be permitted to terminate their commitments under the New Credit Facility, accelerate all outstanding obligations under the New Credit Facility and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral. This covenant is not currently in effect.

As of December 31, 2018, we had $351.4 million outstanding under the New Credit Facility, including our Revolver of $10.0 million. In the Consolidated Balance Sheets in our financial statements included in this Form 10-K, our outstanding debt is presented net of debt issuance costs of $7.8 million. The outstanding borrowings are discussed further in Note 8 to our consolidated financial statements included in this Form 10-K.

We recorded a non-cash extinguishment loss on debt of $3.6 million during the year ended December 31, 2018 as a result of the repayment of our prior term loan and revolver. For more information see Note 8 to our consolidated financial statements included elsewhere in this Report.

As of December 31, 2018, we were in compliance with the covenants of all of our debt agreements.

Contractual Obligations and Commitments

The following table has been included to assist in understanding our debt and similar obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Current and long-term obligations at par	$341,372	$3,431	$6,862	$6,862	$324,217
Credit facility obligations, at par	10,000	10,000	-	-	-
Interest (a)	141,022	26,598	52,487	50,948	10,989
Equipment loans	751	677	41	33	-
Capital leases	771	231	507	33	-
Operating leases	40,960	11,195	16,508	9,224	4,033
Total contractual obligations	$534,876	$52,132	$76,405	$67,100	$339,239

(a).	Interest for the Term Loan, incremental term loan and the Revolver with obligations at par of $137.6 million and $3.4 million, respectively, are calculated at the December 31, 2018 interest rate of 7.5%, including the LIBOR floor.

Capital Expenditures

In 2018, our capital expenditures were $24.6 million. We anticipate that 2019 capital spending will increase primarily driven by the expansion of the Sprint segment’s landfill operations services.

Off-Balance Sheet Arrangements

Except for obligations under operating leases and letters of credit described above under “Contractual Obligations” and performance obligations incurred in the ordinary course of business, we are not party to any off-balance sheet arrangements involving guarantee, contingency or similar obligations to entities whose financial statements are not consolidated with our results, and that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors in our securities.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. The following are the areas that we believe require the greatest amount of judgments or estimates in the preparation of the financial statements: allowance for doubtful accounts, goodwill, intangible assets, self-insurance liabilities and income tax expense (benefit). Management reviews critical accounting estimates on an ongoing basis and as needed prior to the release of annual financial statements. See also Note 2 to our consolidated financial statements, which discusses the significant assumptions used in applying accounting policies.

Contracts and Revenue Recognition

We recognize revenue when it is realized or realizable and earned. For all periods presented in the consolidated financial statements, revenue is realized or realizable and considered earned when persuasive evidence of an arrangement exists, services have been rendered, the price to the customer is fixed or determinable and collectability is reasonably assured. Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues, and revenue recognition is deferred until such time that all revenue recognition criteria have been met.

We earn revenues primarily from marine and land-based emergency response, retainer fees, waste disposal and services in waste management, consulting and training and industrial and remediation services. Emergency response revenues are recognized as services are provided and are dependent on the magnitude and number of individual responses. Retainer agreements with vessel owners generally range from one to three years while retainer agreements with facility owners can be as long as ten years. Such retainer fees are generally recognized ratably over the term of the respective contract. Consulting and training services fees are recognized as the services are provided based on the respective contractual terms. Project management, which consists primarily of remediation and industrial services, is provided on a time and material basis, with revenues recognized as the services are provided. Most of the project management revenue is generated by short-term projects, most of which are governed by master service agreements that are long-term in nature. The master service agreements are typically entered into with our larger customers and outline the pricing and legal frameworks for such projects. Revenue related to equipment rental and transportation services is recognized as the service is provided over the contract term. Rental contracts are daily, weekly or monthly. For waste disposal and services in waste management, which consists of landfill usage and waste management services, revenue recognition is based on labor hours and tonnage of waste disposed. Revenue related to equipment sales is recognized upon transfer of title to the customer.

Trade Receivables and Allowance for Doubtful Accounts

Our customers are domestic and international shippers, major oil companies, independent exploration and production companies, pipeline and transportation companies, power generating operators, industrial companies, airports and state and local government agencies. All customers are granted credit on a short-term basis and related credit risks are considered minimal. We routinely review our trade receivables and make provisions for probable doubtful accounts based on the credit worthiness of the parties involved, historical collection information and economic conditions. However, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables that are deemed uncollectible are removed from accounts receivable and from the allowance for doubtful accounts when collection efforts have been exhausted.

Intangible Assets

Identifiable intangible assets represent tradenames, customer relationships, permits/licenses, trademarks, backlog and non-compete agreements acquired in business combinations and are being amortized over their respective estimated useful lives, which approximate the pattern in which the assets’ economic benefits are consumed, ranging from 2 to 26 years. The fair value of the trademarks was determined using the relief from royalty method and certain customer relationships are valued using the multi-period excess earnings method. We assess the fair value of all other identifiable intangible assets for businesses acquired using an income-based approach, which is based on a detailed valuation that uses information and assumptions produced by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. Under the income approach, the fair value of the intangible asset is based on the present value of estimated future cash flows. The income approach is based on a number of factors including estimates of future market growth trends, forecasted revenues and expenses, appropriate discount rates and other variables. The estimates are based on assumptions that we believe to be reasonable, but such assumptions are subject to unpredictability and uncertainty.

For amortizable intangible assets, we perform an impairment analysis when circumstances suggest that the carrying values of those assets may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill

Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment annually as of December 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value, by comparing the fair value of each reporting unit to its carrying value, including goodwill.

When testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the carrying value of a reporting unit exceeds its fair value, then no further analysis is required. If the qualitative assessment indicates, however, that is more likely than not that the carrying value of a reporting unit exceeds its fair value, then a quantitative impairment test must be performed.

In the first step of the two-step quantitative impairment test, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. See Recent Accounting Pronouncements-Standards Implemented below. See Note 6 to our consolidated financial statements included elsewhere in this Report for additional information related to the Company’s goodwill impairment tests. The Company adopted this standard and methodology as of January 1, 2018. For the year ended December 31, 2018, the Company performed a one-step test to assess the goodwill for impairment by comparing the fair value of the reporting unit to its carrying value.

Asset Retirement Obligation

We determine the asset retirement obligation (“ARO”) by calculating the present value of estimated future cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as the necessary cost to achieve adequate restoration. Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.

Income Taxes

There are two major components of income tax expense, current and deferred. Current income tax expense or benefit approximates cash to be paid or refunded for taxes for the applicable period. Deferred tax expense or benefit is the result of changes between deferred tax assets and liabilities. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the accompanying consolidated financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. Interest and penalties relating to uncertain tax positions are recognized in interest expense and general and administrative expense, respectively, in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). When necessary, we record a valuation allowance to reduce our deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements

For a discussion of recently issued financial accounting standards, see Note 2 to our consolidated financial statements included elsewhere in this Report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

We have market risk exposure related to interest rates and commodity price risk. Market risk is measured as the potential negative impact on earnings, cash flows or fair values.

Interest Rate Risk

We do not maintain equities, commodities, derivatives or any other similar instruments for trading purposes. We are primarily exposed to interest rate risk through our variable rate indebtedness under the New Credit Facility. Fluctuations in interest rates have a direct effect on interest expense associated with our outstanding indebtedness. As of December 31, 2018, we had $352.2 million outstanding variable rate indebtedness, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $3.5 million for the corresponding period. As of December 31, 2018, we had not entered into derivative or hedging transactions relating to interest rate risk.

Commodity Price Risk

We have exposure to commodity pricing for oil and gas. Fluctuations in oil and gas commodity prices may impact business activity in the industries that we serve, affecting demand for our services and our future earnings and cash flows. We have not currently entered into any derivative contracts to hedge our exposure to commodity price risk.

Item 8.	Financial statements and supplementary data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
NRC Group Holdings Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of NRC Group Holdings Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of SES Holdco, LLC, a wholly owned subsidiary, as of December 31, 2017 and for each of the two years in the period ended December 31, 2017 which statements reflect total assets constituting 29% of consolidated total assets as of December 31, 2017, and total revenues of 16% and 6%, respectively, of consolidated total revenues for each of the two years in the period ended December 31, 2017. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for SES Holdco, LLC, is based solely on the report of the other auditors.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

New York, New York
March 25, 2019

Report of Independent Registered Public Accounting Firm

To the Management of SES Hold Co, LLC

Opinion on the Financial Statements

We have audited the consolidated balance sheet of SES Hold Co, LLC and its subsidiaries (the “Company”) as of December 31, 2017 and the related consolidated statements of operations, changes in member’s equity, and cash flows for each of the two years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”) (not presented herein). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

July 19, 2018

We served as the Company's auditor from 2015 to 2018.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31,
	2018	2017

ASSETS
Current assets
Cash and cash equivalents	$18,365	$10,570
Receivables:
Trade, net of allowance for doubtful accounts of $0.6 million and $0.9 million, respectively	102,709	83,976
Other	1,112	2,167
Inventory	7,257	6,827
Prepaid expenses and other current assets	4,692	4,035
Total current assets	134,135	107,575

Property and equipment, net	122,565	106,169
Goodwill	51,417	37,005
Intangible assets, net of accumulated amortization of $34.5 million and $28.5 million, respectively	64,614	50,080
Other assets	3,396	1,276
Total assets	$376,127	$302,105

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$36,171	$32,420
Accrued expenses	10,644	9,704
Accrued wages and benefits	4,858	3,777
Contingent consideration	2,470	-
Deferred revenue	1,199	2,012
Other current liabilities	-	1,152
Current portion of term loans	3,431	5,510
Current portion of equipment loan	737	500
Borrowings outstanding under revolving credit agreements	10,000	8,211
Accrued dividend on Series A convertible preferred stock	1,511	-
Total current liabilities	71,021	63,286

Contingent consideration, net of current portion	3,846	4,132
Term loans, net of current portion and deferred financing costs	330,104	188,473
Equipment loan, net of current portion	78	556
Deferred taxes	-	241
Asset retirement obligation	1,379	650
Other long-term liabilities	1,243	1,668
Total liabilities	407,671	259,006

Commitments and contingencies

Shareholders’ Equity (Deficit)
Series A Convertible Preferred Stock, par value $0.0001; 5,000,000 shares authorized; 1,050,000 issued with a liquidation preference of $105,000 as of December 31, 2018. No shares authorized and issued as of December 31, 2017.	102,967	-
Common stock, par value $0.0001; 200,000,000 shares authorized; 36,902,544 and 21,873,680 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively.	4	2
Additional paid in capital	14,595	142,205
Accumulated deficit	(142,573)	(93,805)
Accumulated other comprehensive loss	(6,537)	(5,303)
Total shareholders’ equity (deficit)	(31,544)	43,099
Total liabilities and shareholders’ equity (deficit)	$376,127	$302,105

The accompanying notes are an integral part of these consolidated financial statements.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands except per share amounts)

	Years Ended December 31,
	2018	2017	2016

Operating revenue	$360,170	$277,631	$231,709

Costs and expenses
Operating expenses, including cost of revenue (exclusive of depreciation and amortization)	242,208	185,484	159,030
General and administrative expenses	53,144	39,410	36,486
Depreciation and amortization	30,205	26,148	32,473
Goodwill and intangible assets impairment expense	-	-	24,882
Management fees	1,397	1,836	1,866
Acquisition expenses	52,302	484	6,192
Change in fair value of contingent consideration	(1,279)	-	-
Other expense, net	3,658	3,629	9,677
Total costs and expenses	381,635	256,991	270,606
Operating income (loss)	(21,465)	20,640	(38,897)

Other income (expenses)
Interest income	-	7	7
Interest expense	(22,122)	(14,033)	(13,350)
Foreign currency transaction gain (loss)	50	(402)	(90)
Loss on debt extinguishment	(3,610)	(93)	-
Other income, net	187	-	-
Total other expenses, net	(25,495)	(14,521)	(13,433)
Income (loss) before income taxes	(46,960)	6,119	(52,330)
Income tax (benefit) expense	297	447	(3,184)
Net income (loss)	$(47,257)	$5,672	$(49,146)

Other comprehensive income (loss), net of tax
Foreign currency translation income (loss)	(1,234)	647	(483)
Total other comprehensive income (loss)	(1,234)	647	(483)
Comprehensive income (loss)	$(48,491)	$6,319	$(49,629)

Net income (loss)	$(47,257)	$5,672	$(49,146)
Less dividend on Series A convertible preferred stock	(1,511)	-	-
Net income (loss) attributable to common shareholders	$(48,768)	$5,672	$(49,146)

Net income (loss) per share, basic and diluted	$(1.95)	$0.26	$(2.46)
Weighted average common shares outstanding, basic and diluted	25,002,978	21,873,680	19,998,163

Dividends declared per Series A convertible preferred share	$1.44	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and unit amounts)

					Additional		Accumulated Other	Total Sharehoders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2015, as previously reported	-	$-	-	$-	$100,736	$(50,331)	$(5,467)	$44,938
Effect of reverse acquisition	-	-	15,077,253	2	(2)	-	-	-
Balance at December 31, 2015	-	-	15,077,253	2	100,734	(50,331)	(5,467)	44,938
Net loss	-	-	-	-	-	(49,146)	-	(49,146)
Currency translation loss	-	-	-	-	-	-	(483)	(483)
Capital Contributions	-	-	-	-	37,350	-	-	37,350
Effect of reverse acquisition	-	-	6,796,427	-	-	-	-	-
Balance at December 31, 2016	-	-	21,873,680	2	138,084	(99,477)	(5,950)	32,659
Net income	-	-	-	-	-	5,672	-	5,672
Currency translation gain	-	-	-	-	-	-	647	647
Capital Contributions	-	-	-	-	4,121	-	-	4,121
Balance at December 31, 2017	-	-	21,873,680	2	142,205	(93,805)	(5,303)	43,099
Net loss	-	-	-	-	-	(47,257)	-	(47,257)
Currency translation loss	-	-	-	-	-	-	(1,234)	(1,234)
Capital Contributions	-	-	-	-	22,817	-	-	22,817
Dividend distribution to JFL	-	-	-	-	(86,543)	-	-	(86,543)
Issuance of Series A Convertible Preferred Stock	1,050,000	102,967	-	-	-	-	-	102,967
Issuance of common stock	-	-	3,902,440	-	39,585	-	-	39,585
Shares assumed by legal acquirer	-	-	11,126,424	2	(2)	-	-	-
Distributions to JFL in connection with the reverse merger	-	-	-	-	(103,467)	-	-	(103,467)
Series A convertible preferred stock dividend	-	-	-	-	-	(1,511)	-	(1,511)
Balance at December 31, 2018	1,050,000	$102,967	36,902,544	$4	$14,595	$(142,573)	$(6,537)	$(31,544)

The accompanying notes are an integral part of these consolidated financial statements.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2018	2017	2016

Cash Flows from Operating Activities:
Net (loss) income	$(47,257)	$5,672	$(49,146)
Adjustments to reconcile net income/(loss) to net cash (used in) provided by operating activities:
Depreciation of property and equipment	23,963	20,380	22,370
Amortization of intangible assets	6,242	5,768	10,103
Accretion of asset retirement obligation	78	-	-
Amortization of deferred financing costs	1,266	1,244	1,146
Bad debt expense	124	(240)	1,733
Change in fair value of contingent consideration	(1,279)	-	-
Deferred income tax provision	(1,478)	(10)	(3,788)
Realized (gain) loss from equipment sales or retirements	(187)	21	772
Loss on extinguishment of debt	3,610	93	-
Goodwill and intangible assets impairment expense	-	-	24,882
Changes in operating assets and liabilities, net of acquisitions:
Trade and other receivables	(1,735)	(31,624)	9,697
Inventories	(337)	1,372	(2)
Prepaid expenses	(35)	(300)	83
Other assets	(176)	(245)	(312)
Accounts payable and accrued expenses	(6,328)	18,243	(5,656)
Accrued wages and benefits	1,036	(618)	1,621
Deferred revenue	(813)	(1,344)	(679)
Other current liabilities including current income taxes	(623)	(1,419)	(4,863)
Other liabilities	(1,982)	43	37
Net cash (used in) provided by operating activities	(25,911)	17,036	7,998

Cash used in investing activities:
Acquisition of business, net of cash acquired	(51,415)	-	(29,087)
Capital expenditures	(24,643)	(20,986)	(12,282)
Proceeds from the sale of property and equipment	370	109	672
Acquisition of land from related party	(500)	-	-
Net cash used in investing activities:	(76,188)	(20,877)	(40,697)

Cash provided by (used in) financing activities:
Issuance of Series A Convertible Preferred Stock	102,967	-	-
Issuance of common stock	39,585	-	-
Borrowings from term loans	343,000	18,000	-
Principal payments on term loans	(198,785)	(22,741)	(8,107)
Borrowings from revolving credit facilities	15,283	3,961	2,269
Repayments of borrowing from revolving credit facilities	(13,494)	(2,740)	(655)
Borrowings from equipment loans	1,814	-	-
Principal payments on equipment loan	(2,055)	(1,969)	(539)
Payments of debt issuance costs	(10,556)	(239)	-
Dividend distribution to JFL	(86,543)	-	-
Capital contributions	22,817	4,121	37,350
Distributions to JFL in connection with the reverse merger	(103,467)	-	-
Net cash provided by (used in) financing activities:	110,566	(1,607)	30,318

Effects of foreign exchange rates on cash and cash equivalents	(672)	314	807

Net increase (decrease) in cash and restricted cash	7,795	(5,134)	(1,574)
Cash and restricted cash, beginning of period	10,570	15,704	17,278
Cash and restricted cash, end of period	$18,365	$10,570	$15,704

Supplemental Information:
Cash interest paid	$16,975	$12,683	$11,926
Cash income taxes paid	$832	$449	$543

Noncash Investing and Financing Activities:
Shares assumed by legal acquirer	$2	$-	$-
Equipment financed under capital lease obligations	$103	$3,694	$-
Asset retirement obligation	$650	$650	$-
Transfer from construction in progress to landfill permit intangible asset	$-	$-	$969
Unpaid property and equipment	$4,635	$-	$-
Series A convertible preferred stock dividend	$1,511	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

1. NATURE OF BUSINESS

Overview

NRC Group Holdings Corp. (“NRCG,” and together with its subsidiaries, the “Company”) was originally formed on January 3, 2017 as a special purpose acquisition company (“SPAC”) under the name Hennessy Capital Acquisition Corp. III (“Hennessy Capital”). On October 17, 2018, Hennessy Capital consummated the acquisition (the “Business Combination”) of all of the issued and outstanding membership interests of NRC Group Holdings, LLC (“NRC Group”) from JFL-NRC-SES Partners, LLC (“JFL Partners”). See Note 3. Upon consummation of the Business Combination, Hennessy Capital changed its name to NRC Group Holdings Corp.

NRCG is a global provider of a wide range of environmental, compliance and waste management services. The Company’s broad range of capabilities and global reach enable it to meet the critical, and often non-discretionary, needs of more than 5,000 customers across diverse end markets to ensure compliance with environmental, health and safety laws and regulations around the world.

NRCG operates in four reportable business segments: (1) Domestic Environmental Services, (2) Sprint, (3) Domestic Standby Services and (4) International Services. The Domestic Environmental Services segment provides environmental and industrial services across the United States. The Sprint segment provides energy-related services and waste management and disposal services predominately to upstream energy customers concentrated in the Eagle Ford and Permian Basin regions of the Texas Shale Oil Fields (“Eagle Ford and Permian Basin”). The Domestic Standby Services segment provides commercial standby oil spill compliance and emergency response services in the United States and across North America. The International Services segment provides international standby oil spill, emergency response, specialty industrial and environmental solutions in seven countries. Through its domestic and international wholly-owned subsidiaries, the Company primarily provides these services to oil and gas, chemical, industrial and marine transportation clients in the United States and abroad.

NRC Group

On January 6, 2012, JFL-NRC Holdings, LLC (“NRC Holdings”) was formed under Delaware law by its sole member, JFL-NRC Partners, LLC (“NRC Partners”), for the purpose of acquiring National Response Corporation and its affiliated businesses, including, among others, NRC Environmental Services, SEACOR Response and SEACOR Environmental Products (collectively, “NRC”) from affiliates of SEACOR Holdings, Inc. (“SEACOR”). On March 16, 2012, NRC Holdings completed the acquisition (the “NRC Acquisition”) of all of the issued and outstanding stock of NRC from SEACOR. Prior to March 16, 2012, NRC Holdings did not engage in any business except for activities related to its formation.

On May 5, 2015, SES Holdco, LLC (“SES Holdco”), a Texas limited liability company, was formed under Delaware law by its sole member, JFL-SES Partners, LLC (“SES Partners”), for the purpose of acquiring Sprint Energy Services, LLC (“SES”), a Texas limited liability company. On May 5, 2015, SES Holdco completed the acquisition (the “SES Acquisition”) of all the issued and outstanding stock of SES. Sprint Karnes County Disposal LLC (“SKCD”), a Texas limited liability company, is a wholly-owned subsidiary of SES. SKCD received an oilfield waste disposal permit from the Railroad Commission of Texas (“RRC”) on December 31, 2015.

NRC Partners and SES Partners are ultimately majority-owned by funds advised by J.F. Lehman and Company (“JFL”), a leading middle-market private equity firm focused on the defense, aerospace, maritime, government and environmental sectors. In June 2018, NRC Partners and SES Partners formed JFL Partners, a Delaware limited liability company, and contributed their respective equity interests in NRC Holdings and SES Holdco to JFL Partners. JFL Partners formed NRC Group and contributed all of its equity interest in NRC Holdings and SES Holdco to NRC Group. On June 11, 2018, NRC Group made a dividend payment of approximately $86.5 million to J.F. Lehman & Company, LLC (“JFLCo”) (the “Dividend Recapitalization”). See Note 12. Following the Dividend Recapitalization, NRC Group became the holding company for NRC Holdings and SES Holdco.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s consolidated financial statements include the accounts of NRCG and its wholly-owned subsidiary NRC Group and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified in the Consolidated Statements of Operations and Comprehensive Income to conform with current year presentation.

Common Control Transaction

The consolidated financial statements of NRC Holdings and SES Holdco were combined and retrospectively recast for all periods presented in the consolidated financial statements because the Dividend Recapitalization and related combination of NRC Holdings and SES Holdco was between entities under common control. Accordingly, following the Dividend Recapitalization, the financial results and financial position of NRC Group were retrospectively adjusted to include the financial results and financial position of NRC Holdings and SES Holdco in the periods presented prior to the reverse merger with Hennessy (see Note 3). As JFL retained control of NRC and Sprint, the assets and liabilities transferred to NRC Group were recorded at their respective carrying values similar to a pooling-of-interests.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. As described above, the Company has four operating segments which have not been aggregated to form a reportable segment. See Note 11.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable at the time under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Contracts and Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. For all periods presented in the consolidated financial statements, revenue is realized or realizable and considered earned when persuasive evidence of an arrangement exists, services have been rendered, the price to the customer is fixed or determinable and collectability is reasonably assured. Amounts received prior to the performance of services under customer contracts are recognized as deferred revenues, and revenue recognition is deferred until such time that all revenue recognition criteria have been met.

The Company earns revenues primarily from marine and land-based emergency response, retainer fees, waste disposal and services in waste management, consulting and training and industrial and remediation services. Emergency response revenues are recognized as services are provided and are dependent on the magnitude and number of individual responses. Retainer agreements with vessel owners generally range from one to three years while retainer agreements with facility owners can be as long as ten years. Such retainer fees are generally recognized ratably over the term of the respective contract. Consulting and training services fees are recognized as the services are provided based on the respective contractual terms. Project management, which consists primarily of remediation and industrial services, is provided on a time and material basis, with revenues recognized as the services are provided. Most of the project management revenue is generated by short-term projects, most of which are governed by master service agreements that are long-term in nature. The master service agreements are typically entered into with the Company’s larger customers and outline the pricing and legal frameworks for such projects. Revenue related to equipment rental and transportation services is recognized as the service is provided over the contract term. Rental contracts are daily, weekly, or monthly. For waste disposal and services in waste management, which consists of landfill usage and waste management services, revenue recognition is based on labor hours and tonnage of waste disposed. Revenue related to equipment sales is recognized upon transfer of title to the customer. Amounts billed to customers for shipping and handling costs are recorded in revenue whereas shipping and handling costs incurred by the Company are included in operating expenses, including cost of revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Cash and Cash Equivalents

The Company’s cash primarily consists of cash in various banks in the United States. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2018 and 2017.

Fair Value

The fair value of an asset or liability is the price that would be received to sell an asset or transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value and defines three levels of inputs that may be used to measure fair value.

●	Level 1 — uses quoted prices in active markets for identical assets or liabilities.

●	Level 2 — uses observable inputs other than quoted prices in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

●	Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment.

The Company’s only financial instruments carried at fair value, with changes in fair value flowing through current earnings, consist of contingent consideration liabilities recorded in conjunction with business combinations, as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Contingent consideration - current	$2,470	$-	$-	$2,470
Contingent consideration - long-term	3,846	-	-	3,846
Total liabilities measured at fair value	$6,316	$-	$-	$6,316

	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Contingent consideration - current	$-	$-	$-	$-
Contingent consideration - long-term	4,132	-	-	4,132
Total liabilities measured at fair value	$4,132	$-	$-	$4,132

There were no transfers made among the three levels in the fair value hierarchy for the years ended December 31, 2018 and 2017.

The following table presents additional information about Level 3 liabilities measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for liabilities within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Changes in Level 3 liabilities measured at fair value for the years ended December 31, 2018 and 2017 (in thousands):

Contingent consideration - January 1, 2017	$4,132
Contingent consideration - December 31, 2017	$4,132
Fair value of contingent consideration - Clean Line (March 28, 2018)	507
Fair value of contingent consideration - Quail Run (October 3, 2018)	2,956
Change in fair value of contingent consideration (recognized in earnings)	(1,279)
$6,316

The fair value of the Company’s contingent consideration liabilities recorded as part of the acquisitions of Enpro Holdings Group (“Enpro”), Clean Line Waste Water Solutions Limited (“Clean Line”) and Quail Run Services, LLC (“Quail Run”) has been classified within Level 3 in the fair value hierarchy. The contingent consideration represents the estimated fair value of future payments due to the sellers of Enpro, Clean Line and Quail Run based on each company’s achievement of annual earnings targets in certain years and other events considered in certain transaction documents. The initial fair values of the contingent consideration was calculated through the use of either Monte Carlo simulation or modified Black-Scholes analyses based on earnings projections for the respective earn-out periods, corresponding earnings thresholds, and approximate timing of payments as outlined in the purchase agreements. The analyses utilized the following assumptions: (i) expected term; (ii) risk-adjusted net sales or earnings; (iii) risk-free interest rate; and (iv) expected volatility of earnings. Estimated payments, as determined through the respective models, were further discounted by a credit spread assumption to account for credit risk. The contingent consideration is revalued to fair value each period, and any increase or decrease is recorded in operating income (loss). The fair value of the contingent consideration may be impacted by certain unobservable inputs, most significantly with regard to discount rates, expected volatility and historical and projected performance. Significant changes to these inputs in isolation could result in a significantly different fair value measurement. See Note 4.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short-term nature of these instruments. The carrying value of the Company’s term loans and revolving credit facilities, including the current portion, approximate fair value as the terms and conditions of these loans are consistent with comparable market debt issuances. The carrying value of the equipment loans approximate fair value as the underlying interest rates approximate current market rates for all periods presented (Level 2).

The Company measures certain assets at fair value on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include goodwill and other intangible assets. See Note 6.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Trade Receivables and Allowance for Doubtful Accounts

Customers are domestic and international shippers, major oil companies, independent exploration and production companies, pipeline and transportation companies, power generating operators, industrial companies, airports and state and local government agencies. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts based on the credit worthiness of the parties involved, historical collection information and economic conditions. However, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables that are deemed uncollectible are removed from accounts receivable and from the allowance for doubtful accounts when collection efforts have been exhausted.

The Company records allowances for doubtful accounts receivable based upon expected collectability. The reserve is generally established based upon an analysis of its aged receivables. Additionally, if necessary, a specific reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. The Company also regularly reviews the allowance by considering factors such as historical collections experience, credit quality, age of the accounts receivable balance and current economic conditions that may affect a customer’s ability to pay. If actual bad debts differ from the reserves calculated, the Company records an adjustment to bad debt expense in the period in which the difference occurs.

The following table provides a roll forward of the allowance for doubtful accounts for the years ended December 31, 2018 and 2017 (in thousands):

	Years ended December 31,
	2018	2017	2016
Allowance for doubtful accounts, beginning of period	$895	$1,948	$1,074
Bad debt expense (benefit)	124	(240)	1,733
Write-offs, net of recoveries, for bad debt	(392)	(813)	(859)
Allowance for doubtful accounts, end of period	$627	$895	$1,948

Concentrations of Credit Risk

The Company is exposed to concentrations of credit risk associated with its cash and cash equivalents. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and by primarily conducting business with large, well-established financial institutions. The Company is also exposed to concentrations of credit risk relating to its trade receivables due from customers in the industries described above. Credit risk associated with a portion of the Company’s trade receivables is reduced by its ability to submit claims to the Oil Spill Liability Trust Fund (“OSLTF”) for reimbursement of unpaid customer receivables related to services regulated under the provisions of the Oil Pollution Act of 1990 (“OPA 90”), and in some cases credit risk is reduced by contract terms which obligates the Company to pay for subcontracted services only when paid for by its customer. As of December 31, 2018 and 2017, the Company did not have any trade receivables that are eligible for submission to the OSLTF for reimbursement. The Company also offers a diverse portfolio of oilfield support services and functions for customers in oil and gas exploration companies, midstream pipelines, plant operators and other oilfield services companies active in Eagle Ford and Permian Basin of West Texas. Consequently, the Company’s ability to collect the amount due from customers may be affected by economic fluctuations in the industries or in the areas in which it operates.

The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have not been material.

Debt Issuance Costs

The Company accounts for debt issuance costs in accordance with Accounting Standards Update (“ASU”) 2015-03, whereby debt issuance costs are reflected as a reduction to the term loan. The Company amortizes these costs as interest expense over the scheduled maturity period of the debt.

Inventories

Inventories, which consist primarily of supplies used for emergency response and industrial services, are stated at the lower of cost (using the first-in, first-out method) or net realizable value. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or net realizable value. There were no inventory write-downs for the years ended December 31, 2018, 2017 and 2016.

Property and Equipment

Property and equipment, stated at cost, are depreciated using the straight-line method over the estimated useful life of the asset, or for leasehold improvements, over the shorter of the estimated useful life or the lease term, to an estimated salvage value. As of December 31, 2018 and 2017, the estimated useful lives (in years) of each of the Company’s classes of property and equipment were as follows:

Useful Lives
Vessels and equipment	10
Vehicles and trailers	5
Machinery and equipment	5-10
Office equipment and fixtures	3-15
Leasehold improvements	10
Computer systems/license fees	3

Equipment replacement, maintenance and repair costs and the costs of routine dry-dock inspections, which do not extend the lives of the assets, are charged to operating expense as incurred. However, major improvements, including expenditures incurred during routine and regulatory related dry-docking of the Company’s vessels that extend the useful life or improve the marketing and commercial characteristics of the vessels and related spill equipment affixed to the vessel are capitalized. Costs of the assets sold or retired and the related accumulated depreciation are eliminated from accounts in the year of sale or retirement and resulting gains or losses are recognized within the Consolidated Statements of Operations and Comprehensive Income (Loss).

Property and equipment and other long-lived assets that have definitive lives are evaluated for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable (each, a “triggering event”). Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to its fair value. For the years ended December 31, 2018, 2017 and 2016, the Company did not record impairment charges related to property and equipment.

Intangible Assets

Identifiable intangible assets represent tradenames, customer relationships, permits/licenses, trademarks, backlog and non-compete agreements acquired in business combinations and are being amortized over their respective estimated useful lives, which approximate the pattern in which the assets’ economic benefits are consumed, ranging from 2 to 26 years. The fair value of the trademarks is determined using the relief from royalty method and certain customer relationships are valued using the multi-period excess earnings method. The Company assesses the fair value of all other identifiable intangible assets for businesses acquired using an income-based approach, which is based on a detailed valuation that used information and assumptions produced by management which considers management’s best estimates of inputs and assumptions that a market participant would use. Under the income approach, the fair value of the intangible asset is based on the present value of estimated future cash flows. The income approach is based on a number of factors including estimates of future market growth trends, forecasted revenues and expenses, appropriate discount rates and other variables. The estimates are based on assumptions that the Company believes to be reasonable, but such assumptions are subject to unpredictability and uncertainty.

For amortizable intangible assets, the Company performs an impairment analysis when circumstances suggest that the carrying values of those assets may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. During 2016, $7.8 million of intangible assets were deemed to be impaired. There were no indicators of impairments for the years ended December 31, 2018 and 2017.

In October 2018, the Company acquired trademarks with an indefinite life as part of the Quail Run acquisition. These trademarks are not amortized but are reviewed for impairment annually as of December 31, or when events or changes in the business environment indicate that the carrying value of the trademarks may exceed its fair value, by comparing the fair value of each trademark to its carrying value.

Goodwill

Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment annually as of December 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value, by comparing the fair value of each reporting unit to its carrying value, including goodwill.

For the years ended December 31, 2017 and 2016, when testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is not more likely than not that the carrying value of a reporting unit exceeds its fair value, then no further analysis is required. If the qualitative assessment indicates, however, that it is more likely than not that the carrying value of a reporting unit exceeds its fair value, then a quantitative impairment test must be performed.

In the first step of the two-step quantitative impairment test, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. See Recent Accounting Pronouncements-Standards Implemented below. See Note 6 for additional information related to the Company’s goodwill impairment tests. The Company adopted this standard and methodology as of January 1, 2018. For the year ended December 31, 2018, the Company performed a one-step test to assess the goodwill for impairment by comparing the fair value of the reporting unit to its carrying value.

During 2016, $17.1 million of goodwill was deemed to be impaired. There were no impairments for the years ended December 31, 2018 and 2017.

Business Combinations

The Company accounts for business acquisitions using the acquisition method of accounting based on Accounting Standards Codification (“ASC”) 805 — Business Combinations, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their fair value as of the date control is obtained. The Company determines the fair value of assets acquired and liabilities assumed based upon its best estimates of the acquisition-date fair value of assets acquired and liabilities assumed in the acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Subsequent adjustments to fair value of any contingent consideration are recorded to the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Insurance Coverage

The Company maintains marine hull, liability and war risk, general liability, workers compensation and other insurance customary in the industry in which the Company operates. Most of the insurance is obtained through third party insurance programs with premiums charged to participating businesses based on insured asset values. The Company participates in third party sponsored health benefit plans for its participating employees and is not self-insured.

Leases

The Company enters into leases for certain facilities and equipment. For operating leases, rent expense is recognized on a straight-line basis over the expected lease term. Leases generally contain lease renewal options at fair market value and range in duration from one to eleven years. Capital leases are recorded as an asset and an obligation at an amount equal to the present value of the minimum lease payments during the lease term and range in duration from one to five years. Amortization expense related to capital leases is included in depreciation and amortization expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Asset Retirement Obligations

Under the terms of its oilfield waste disposal permit for the SKCD facility, the Company is required to perform certain necessary closure activities as required by the RRC. The SKCD facility consists of multiple active and planned disposal pits within the facility, each of which must be closed once they have reached their permitted capacity for waste. Closure of the disposal pit entails capping the pit with a high density polyethylene liner and topsoil amongst other environmental remediation procedures. The Company records an asset retirement obligation (“ARO”) for disposal pits in the year they become active and begin receiving oilfield waste, the balance of which represents the estimated amount the Company will incur to close each disposal pit in the landfill. The liability is initially recorded at fair value with the corresponding cost capitalized as a component of property and equipment within the Consolidated Balance Sheet. The liability is accreted to its present value each period, and the capitalized costs are amortized on a straight-line basis over the expected period of operation of the respective disposal pit.

The Company determines the ARO by calculating the present value of estimated future cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as the necessary cost to achieve adequate closure of each pit. Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.

In each of December 2017 and April 2018, the Company established an ARO liability and associated asset in the amount of $0.65 million and $0.65 million, respectively. For the year ended December 31, 2018, the Company recorded accretion expense of $0.1 million. No accretion expense was recorded for the year ended December 31, 2017. As of December 31, 2018 and 2017, the ARO liability was $1.4 million and $0.7 million, respectively. These ARO liabilities relate to the future closure costs associated with Disposal Pit #1 and Disposal Pit #2, respectively. Disposal Pit #1 and Disposal Pit #2 are the Company’s only active cells in the SKCD facility. This obligation represents the net present value of the estimated future payout of approximately $1.6 million, which is expected to be incurred by the Company upon closure of Disposal Pit #1 in 2020 and Disposal Pit # 2 in 2019/2020.

Income Taxes

There are two major components of income tax expense, current and deferred. Current income tax expense or benefit approximates cash to be paid or refunded for taxes for the applicable period. Deferred tax expense or benefit is the result of changes between deferred tax assets and liabilities. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the accompanying consolidated financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. Interest and penalties relating to uncertain tax positions are recognized in interest expense and general and administrative expense, respectively, in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). When necessary, the Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Foreign Currency Translation and Transactions

The assets, liabilities and results of operations of certain consolidated entities are measured using their functional currency which is the currency of the primary foreign economic environment in which they operate. Upon consolidating these entities with the Company, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the Consolidated Balance Sheet date and their revenues and expenses are translated at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these entities’ consolidated financial statements are reported in accumulated other comprehensive loss in the Consolidated Balance Sheets and total other comprehensive income (loss) on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Certain entities of NRCG enter into transactions denominated in currencies other than their functional currency. Gains and losses from changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated are included in foreign currency transaction gains (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net loss and all other changes in shareholders’ equity (deficit) of an enterprise that result from transactions and other economic events of a reporting period other than transactions with its owners. The Company has chosen to disclose comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company’s other comprehensive income (loss) is comprised of currency translation adjustments.

Recent Accounting Pronouncements

Standards implemented

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes, Intra-Entity Transfers of Assets Other Than Inventory” (“Topic 740”). Topic 740 requires companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period which the transfer occurs. Previously, companies were required to defer the income tax effects on intercompany transfer of assets until the asset has been sold to an outside party. On January 1, 2018, we adopted the guidance, which is effective for annual periods and related interim periods beginning after December 15, 2017 on a modified retrospective basis. There was no impact to our financial statements as a result of the adopting ASU No. 2016-16.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of restricted cash in the statements of cash flows. Under ASU 2016-18, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted ASU 2016-18 as of January 1, 2018. There was no restricted cash as of December 31, 2018 and 2017. The following is a summary of cash and restricted cash total as presented in the statements of cash flows for the year ended December 31, 2016:

For the Year Ended December 31,
2016
Cash	$14,204
Restricted cash	1,500
Total cash and restricted cash	$15,704

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this update should be applied prospectively and are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. The Company adopted ASU 2017-01 as of January 1, 2018. The adoption did not have any effect on the Company’s consolidated financial statements and related disclosures.

In January 2017, FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendment simplified the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The Company adopted ASU 2017-01 as of January 1, 2018. The adoption of ASU 2017-04 did not have any effect on the Company’s consolidated financial statements and related disclosures.

Standards to be implemented

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The FASB subsequently issued ASU 2016-10, Revenue from Contracts with Customers: (Topic 606) Identifying Performance Obligations and Licensing, to address issues arising from implementation of the new revenue recognition standard. The effective date is the Company’s annual fiscal year 2019 and interim periods thereafter, using one of two retrospective application methods: the full retrospective method or the modified retrospective method. The Company plans to adopt the standard in fiscal year 2019 using the modified retrospective method. While this assessment is still in progress, the Company does not believe there will be a significant impact to the timing and recognition of revenue. In conjunction with its continuing assessment of the impact of the new guidance, the Company is also reviewing and updating its internal controls over financial reporting to ensure that information required to implement the new standard is appropriately captured and recorded. In addition, the Company continues to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB or others, which may impact its current expectations.

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10 and ASU 2018-11 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. Topic 842 is effective for annual and interim periods beginning after December 15, 2019 for emerging growth companies, with early adoption permitted. The Company is currently evaluating the impact of the pending adoption of Topic 842 on its consolidated financial statements. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption of Topic 842, which will increase the total assets and the total liabilities that the Company will report relative to such amounts prior to adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-03 changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings upon adoption. The new standard will be effective on January 1, 2020 and may be adopted earlier. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income, (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. The new standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018 with early adoption in any interim period permitted. The adoption of this statement did not have an impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule is effective on November 5, 2018, however the SEC staff announced that it would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company plans to adopt the new presentation of a condensed consolidated statement of shareholders’ equity within its interim financial statements beginning in its Form 10-Q for the quarter ending March 31, 2019. Other than the new presentation, the Company does not anticipate any material impact to its consolidated financial statements and related disclosures upon adoption.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst, or hierarchy associated with, Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

3. REVERSE MERGER WITH HENNESSY

On October 17, 2018, NRCG (f/k/a Hennessy Capital) consummated the Business Combination to acquire all of the issued and outstanding membership interests of NRC Group from JFL Partners, in accordance with the Purchase Agreement, dated as of June 25, 2018 and amended as of July 12, 2018 (the “Purchase Agreement”), between Hennessy Capital and JFL Partners. Pursuant to the Purchase Agreement, the total purchase price of $394.6 million was paid to JFL Partners in a combination of cash ($170.9 million), and in shares of NRCG’s common stock, par value $0.0001 per share (the “Common Stock”) (21,873,680 shares of Common Stock valued at a total of $223.7 million).

In connection with the Business Combination, and to ensure sufficient funds to finance the cash component of the consideration payable to JFL Partners and payment of NRCG’s transaction fees and expenses, NRCG issued and sold to certain investors 750,000 shares of NRCG’s 7.00% Series A Convertible Cumulative Preferred Stock, par value $0.0001 per share (the “Series A Convertible Preferred Stock”), for net cash proceeds of $73.9 million and 1,951,220 shares of Common Stock for net cash proceeds of approximately $19.6 million. See Note 12.

Concurrently with the consummation of the Business Combination, JFL, through affiliated investment funds, purchased 300,000 newly issued shares of Series A Convertible Preferred Stock, for an aggregate purchase price of approximately $29.1 million, and 1,951,220 newly issued shares of Common Stock, for an aggregate purchase price of approximately $20.0 million. In connection with such purchase, JFL received from Hennessy Capital Partners III LLC (“HCAC Sponsor”) 106,953 additional shares of Common Stock for no consideration. See Note 12.

Following the consummation of the Business Combination on October 17, 2018, there were 36,902,544 shares of Common Stock issued and outstanding, consisting of (i) 21,873,680 shares issued to JFL Partners pursuant to the Purchase Agreement, (ii) 1,951,220 shares issued in a private placement that closed in conjunction with the Business Combination, (iii) 1,951,220 shares purchased by investment affiliates of JFL in connection with the Business Combination, (iv) 1,920,000 shares issued to HCAC Sponsor in exchange for 9,600,000 private placement warrants, (v) 4,496,250 shares issued to HCAC Sponsor in connection the Company’s initial public offering (the “IPO”) and (vi) 4,710,174 shares, following redemptions, which shares were originally issued in the IPO. In addition, there were 1,050,000 shares of Series A Convertible Preferred Stock and 19,248,741 warrants outstanding immediately following the Business Combination. See Note 12.

The following table is a summary of cash proceeds and utilization of proceeds in the Business Combination (in thousands):

Proceeds

Public share proceeds
Issuance of Series A Preferred Stock in private placement	$73,867
Issuance of Series A Preferred stock to JFL	29,100
Issuance of common stock in private placement	19,585
Issuance of common stock to JFL	20,000
Total proceeds	142,552

Use of Proceeds

Transaction costs and bonuses due upon consummation of the Business Combination	39,085
Distributions to JFL in connection with the Business Combination	103,467
Total use of proceeds	142,552

Net cash received	$-

The Business Combination was accounted for as a reverse merger in accordance with GAAP. Under this method of accounting, NRCG (f/k/a Hennessy Capital) is treated as the “acquired” company. This determination was primarily based on NRC Group comprising the ongoing operations of the combined company, NRC Group’s senior management comprising the senior management of the combined company, and NRC Group’s equity holders having a majority of the voting power of the combined company following the Business Combination. For accounting purposes, NRC Group is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of NRC Group. Accordingly, all share and per share information included in the consolidated financial statements have been retroactively adjusted to reflect the impact of the Business Combination. As NRC Group is the accounting acquirer, the consolidated assets, liabilities and results of operations of NRC Group are the historical financial statements of the combined company, and Hennessy Capital’s assets, liabilities and results of operations are consolidated with NRC Group beginning on the acquisition date.

For the year ended December 31, 2018, the Company recorded $44.6 million in transaction costs related to the Business Combination and bonuses due upon the consummation of the Business Combination, which are recorded in Acquisition Expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In connection with the Business Combination, Hennessy Capital changed its name to NRC Group Holdings Corp. NRCG’s Common Stock and warrants (see Note 12) began trading under the ticker symbols “NRCG” and “NRCG.WS,” respectively, on October 18, 2018.

4. BUSINESS ACQUISITIONS

Enpro Acquisition

On April 11, 2016, the Company completed the acquisition of Enpro for approximately $29.1 million in cash, net of cash acquired. This cash payment did not include the potential $6.0 million in earn out consideration to be paid under certain conditions in accordance with the purchase agreement. The fair value of this potential earn out consideration is included as a liability in the Company’s Consolidated Balance Sheets, as discussed below. Enpro is a leading provider of environmental, industrial and emergency response solutions to the Northeast U.S. market. The Enpro acquisition was executed through a cash equity contribution from NRC Partners. Goodwill related to Enpro is not deductible for tax purposes.

Purchase Price Allocation

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed for the Enpro acquisition (in thousands):

Trade receivable	$13,113
Inventory	513
Prepaid expenses and other current assets	272
Property and equipment	8,001
Other assets	474
Intangible assets	7,046
Goodwill	13,662
Accounts payable and accrued expenses	(7,662)
Deferred taxes	(2,252)
Contingent consideration	(4,080)
Cash purchase price, net of cash acquired	$29,087

As part of the acquisition of Enpro, the Company recorded a contingent consideration liability of $4.1 million based on the fair value of the contingent consideration liability at the acquisition date. At December 31, 2018, the fair value of the contingent consideration liability was reduced to $1.8 million. As of December 31, 2018 and 2017, $1.8 million and $4.1 million, respectively, is included in Contingent Consideration, Net of Current Portion in the Consolidated Balance Sheets. The decrease of $2.3 million, based on the results of Enpro for the year ended December 31, 2018, is included in the change of fair value of contingent consideration on the Consolidated Statements of Operations and Comprehensive Income (Loss). There were no adjustments to the contingent consideration liability for the years ended December 31, 2017 and 2016. See Note 2.

Pro forma (Unaudited)

The following unaudited pro forma financial information presents results of operations as if the acquisition of Enpro had occurred on January 1, 2015 (in thousands):

For Year Ended December 31, 2016
Operating revenue	$243,100
Net (loss) income	(50,577)

For purposes of the pro forma disclosures above, the primary adjustments for the year ended December 31, 2016 and 2015 include the amortization of the intangible assets of $0.3 million and $1.3 million, respectively.

Clean Line Acquisition

On March 28, 2018, the Company and Clean Line entered into an agreement for the sale and purchase of the entire issued share capital of Clean Line for approximately $5.0 million, net of cash acquired. This cash payment excludes the potential $0.5 million in earn out consideration. The fair value of this earn out consideration is included in liabilities in the Consolidated Balance Sheets, as discussed below. Clean Line is a leading provider of environmental, industrial and emergency response services in the United Kingdom. Clean Line is headquartered in Liverpool, England. Goodwill related to Clean Line is not deductible for tax purposes.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the Clean Line acquisition (in thousands):

Trade receivable	$1,590
Other current assets	188
Property and equipment	1,908
Intangible assets	1,104
Goodwill	1,865
Accounts payable and accrued expenses	(1,147)
Contingent liability	(507)
Cash purchase price	$5,001

As part of the acquisition of Clean Line, the Company recorded a contingent consideration liability of $0.5 million based on the fair value of the liability at the acquisition date. At December 31, 2018, the fair value of the contingent consideration liability was $1.6 million of which $1.3 million is included in Contingent Consideration (in Current Liabilities) and $0.3 million is included in Contingent Consideration, Net of Current Portion in the Consolidated Balance Sheets. The increase of $1.1 million, based on the results of Clean Line for the year ended December 31, 2018, is included in the change in fair value of contingent consideration on the Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2. The contingent consideration will be settled in 2019 and 2020.

For the year ended December 31, 2018, the Company recorded $1.1 million in transaction costs related to the acquisition of Clean Line, which are recorded in Acquisition Expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

SWS Acquisition

Purchase Price Allocation

On May 14, 2018, the Company acquired Progressive Environmental Services, Inc. (“SWS”) in exchange for approximately $21.4 million, net of cash acquired. SWS, headquartered in Fort Worth, Texas, expands the Company’s environmental services geographic coverage to 20 locations in eight states throughout the Southeast, Gulf Coast and Midwest of the United States.

In connection with the SWS acquisition, the Company recognized a $1.2 million deferred tax benefit during the second quarter of 2018. As a result of the Company’s acquisition of SWS, a temporary difference between the book fair value and tax basis for the assets acquired was created, resulting in a deferred tax liability and additional goodwill. With the increase in deferred tax liability, the Company reduced the deferred tax asset valuation account and recognized a deferred tax benefit.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the SWS acquisition (in thousands):

Accounts receivable	$12,942
Other current assets	545
Property, plant and equipment	7,037
Deposits	362
Bid bonds	565
Intangible assets	2,879
Goodwill	4,497
Accounts payable and accrued expenses	(6,176)
Deferred tax liability	(1,237)
Cash purchase price, net of cash acquired	$21,414

Pro forma (Unaudited)

The following unaudited pro forma financial information presents results as if the acquisition of SWS had occurred on January 1, 2017 (in thousands):

	December 31,
	2018	2017
Operating revenue	$380,697	$338,239
Net (loss) income	(48,721)	(7,314)

For purposes of the pro forma disclosures above, the primary adjustments for the year ended December 31, 2018 include the elimination of the gain on sale of assets of $34.1 million, transaction costs of $1.5 million, interest expense of $0.6 million and the inclusion of amortization of the intangible assets of $0.3 million.

For purposes of the pro forma disclosures above, the primary adjustments for the year ended December 31, 2017 include the elimination of interest expense of $4.8 million and the inclusion of amortization of the intangible assets of $0.8 million.

For the year ended December 31, 2018, the Company recorded $3.8 million in transaction costs related to the acquisition of SWS, which are recorded in Acquisition Expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Quail Run Acquisition

Purchase Price Allocation

On October 3, 2018, the Company acquired Quail Run in exchange for approximately $25.0 million in cash. This cash payment excludes the potential $3.0 million in earn out consideration. The fair value of this earn out consideration is included in liabilities in the Consolidated Balance Sheets, as discussed below. Quail Run, headquartered in Houston, Texas, is a provider of wellsite wastewater treatment services with five disposal sites in the Eagle Ford and Permian Basin.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the Quail Run acquisition (in thousands):

Accounts receivable	$1,468
Prepaid expenses and other current assets	50
Property, plant and equipment	1,713
Intangible assets	16,675
Goodwill	8,050
Contingent consideration	(2,956)
Cash purchase price, net of cash acquired	$25,000

As part of the acquisition of Quail Run, the Company recorded a contingent consideration liability of $3.0 million based on the fair value of the liability at the acquisition date (see Note 2). The contingent consideration is payable, at the option of the Company, in cash or stock, based on the Company’s stock price at the date of settlement of the contingent consideration for achievement of certain targeted levels of earnings. Goodwill of $5.1 million (relating to the $25.0 million cash paid at acquisition date) is deductible for tax purposes. Goodwill relating to the contingent consideration of $3.0 million will be deductible for tax purposes if the contingent consideration is paid in cash.

The Company included $1.2 million in Contingent Consideration (in Current Liabilities) and $1.8 million in Contingent Consideration, Net of Current Portion as of December 31, 2018 in the Consolidated Balance Sheets. There were no adjustments to the contingent consideration liability for the year ended December 31, 2018. The contingent consideration will be settled in 2019 and 2020.

Pro forma (Unaudited)

The following unaudited pro forma financial information presents results as if the acquisition of Quail Run had occurred on January 1, 2017 (in thousands):

	December 31,
	2018	2017
Operating revenue	$367,004	$283,223
Net (loss) income	(45,602)	4,942

For purposes of the pro forma disclosures above, the primary adjustments for the year ended December 31, 2018 include the addition of interest expense of $1.5 million and the inclusion of amortization of the intangible assets of $1.2 million.

For purposes of the pro forma disclosures above, the primary adjustments for the year ended December 31, 2017 include the addition of interest expense of $2.1 million and the inclusion of amortization of the intangible assets of $1.6 million.

For the year ended December 31, 2018, the Company recorded $0.8 million in transaction costs related to the acquisition of Quail Run, which are recorded in Acquisition Expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

5. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017

Vessels and equipment	$35,553	$32,763
Vehicles and trailers	50,458	40,913
Machinery and equipment	109,961	95,217
Office equipment and fixtures	8,549	6,711
Landfill	18,525	10,877
Leasehold improvements	6,490	7,284
Computer systems/license fees	3,527	3,450
Other	-	80
Construction in progress	7,697	2,867
	240,760	200,162
Less: Accumulated depreciation	(118,195)	(93,993)
Property and equipment, net	$122,565	$106,169

For the years ended December 31, 2018, 2017 and 2016, the Company recognized depreciation expense of $24.0 million, $20.4 million and $22.4 million, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

The table below summarizes the Company’s finite-lived intangible assets and indefinite-lived trademarks as of December 31, 2018 and 2017 (in thousands):

			December 31, 2018
	Useful Lives	Weighted average remaining life	Intangible	Accumulated	Net
	(Years)	(Years)	Assets	Amortization	Balance
Customer Relationships	10 - 20	10.1	$70,896	$(18,939)	$51,957
Tradenames/Trademarks	5 - 25	10.7	13,148	(6,378)	6,770
Trademarks	Indefinite	N/A	837	-	837
Permits/License	3 - 10	9.1	13,458	(8,491)	4,967
Non-compete Agreements	5 - 6	0.8	856	(773)	83
			$99,195	$(34,581)	$64,614

			December 31, 2017
	Useful Lives	Weighted average remaining life	Intangible	Accumulated	Net
	(Years)	(Years)	Assets	Amortization	Balance
Customer Relationships	10 - 20	11.6	$57,867	$(14,674)	$43,193
Tradenames/Trademarks	5 - 25	10.6	10,798	(5,089)	5,709
Permits/License	2 - 8	3.8	9,015	(8,067)	948
Non-compete Agreements	5 - 6	1.7	856	(626)	230
			$78,536	$(28,456)	$50,080

The intangible assets are being amortized over their respective original useful lives, which range from 2 to 26 years. The Company recorded approximately $6.2 million, $5.8 million and $10.1 million of amortization expense related to the above intangible assets for the years ended December 31, 2018, 2017 and 2016, respectively. During 2016, the Company recorded an impairment charge in its International Services segment of approximately $7.8 million in intangible assets. There were no impairment charges recorded during the years ended December 31, 2018 and 2017.

The following table shows the remaining amortization expense associated with amortizable intangible assets as of December 31, 2018 (in thousands):

Future Amortization
2019	$7,566
2020	7,177
2021	6,751
2022	6,576
2023	6,261
Thereafter	29,446
$63,777

The table below summarizes the carrying value of goodwill recorded in the Company’s Consolidated Balance Sheets as of December 31, 2018 and 2017 for each acquisition (in thousands):

	December 31,
	2018	2017

OP-TECH Acquisition	$3,638	$3,638
SRS Acquisition	624	624
Emerald Alaska Acquisition	8,146	8,146
ENPRO Acquisition	13,662	13,662
Cleanline Acquisition	1,865	-
SWS Acquisition	4,497	-
Sprint Energy Services Acquisition	10,935	10,935
Quail Run Acquisition	8,050	-
Total Goodwill	$51,417	$37,005

The table below summarizes goodwill activities at December 31, 2018 and 2017 (in thousands):

Beginning balance at January 1, 2017	$37,005
Ending balance at December 31, 2017	37,005
Additions - Cleanline acquisition	1,865
Additions - SWS acquisition	4,497
Additions - Quail Run acquisition	8,050
Ending balance at December 31, 2018	$51,417

The table below summarizes goodwill by reportable segment at December 31, 2018 and 2017 for each acquisition (in thousands):

	December 31,
	2018	2017

Domestic Environmental Services	$30,567	$26,070
International Services	1,865	-
Sprint Segment	18,985	10,935
Total Goodwill	$51,417	$37,005

Domestic Environmental Services, International Services and Sprint Segment Goodwill

The Company performed a quantitative test of goodwill at year end for the years ended December 31, 2018, 2017 and 2016. The Company evaluated goodwill at the segment level for the International Services segment as it does not have components below the segment level that meet the definition of a reporting unit. Goodwill for the Domestic Environmental Services segment is evaluated at the segment level as the reporting units are economically similar. The Sprint Segment is evaluated at the reporting unit level. The Company estimates the fair value of its reporting units using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for each reporting unit. The determination of fair value involves the use of significant estimates and assumptions, including revenue growth rates driven by future commodity prices and volume expectations, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates and synergistic benefits available to market participants. In 2016, the Company recorded approximately $17.1 million of impairment of goodwill in its International Services segment. The Company did not record impairment charges related to goodwill in the years ended December 31, 2018 and 2017.

7. INCOME TAXES

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2018	2017	2016
Federal Income Tax Benefit at Statutory Rate	21.0%	34.0%	34.0%
State & Local Taxes	(0.5)%	2.5%	0.2%
Effect of Rates different than Statutory	0.6%	(2.6)%	0.6%
Permanent Differences & Other Items	(15.2)%	12.0%	0.6%
Foreign Tax & Other Credits	(2.5)%	26.5%	(0.2)%
Valuation Allowance	(4.0)%	(148.9)%	(29.1)%
Impacts related to the 2017 Tax Act	—%	83.8%	—%
Total	0.6%	7.3%	6.1%

The income/(loss) before income tax expense derived from U.S. and foreign companies for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	December 31,
	2018	2017	2016
United States	$(46,462)	$6,635	$(23,577)
Foreign	(498)	(516)	(28,753)
Total pre-tax income/(loss)	$(46,960)	$6,119	$(52,330)

The components of income tax expense for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current income tax expense:
State	$532	$233	$281
Foreign	1,242	224	323
Total current income tax expense	1,774	457	604

Deferred income tax benefit:
Federal	$(1,291)	$(10)	$(3,510)
State	(186)	—	(278)
Total deferred income tax benefit	(1,477)	(10)	(3,788)
Total income tax expense (benefit)	$297	$447	$(3,184)

The components of net deferred income tax assets and liabilities as of December 31, 2018 and 2017 are as follows (in thousands):

	As of December 31,
	2018	2017
Deferred Tax Assets:
Compensation Accruals	$609	$521
Allowance for Doubtful Accounts	262	320
Net Operating Losses	18,445	18,459
Foreign Tax & Other Credits	244	244
Interest expense	4,150	-
Other	56	678
Gross Deferred Tax Assets	23,766	20,222

Deferred Tax Liabilities:
Prepaid Expenses	281	142
Goodwill	797	241
Intangible Assets	147	441
Property and Equipment	8,803	5,921
Gross Deferred Tax Liabilities	10,028	6,745
Subtotal	13,738	13,477
Deferred Tax Valuation Allowance	(13,738)	(13,717)
Net Deferred Tax Liabilities	$-	$(241)

In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-17 (ASU 2015-17) “Balance Sheet Classification of Deferred Taxes” to simplify the presentation of deferred income taxes, which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 was effective for public business entities for financial statements issued for annual periods beginning after December 31, 2016, and for financial statements issued for annual periods beginning after December 15, 2017 for all other entities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2018, the Company’s gross deferred tax assets includes $78.0 million of U.S. Federal net operating losses (“NOLs”) carryforwards, of which a total of $76.4 million will expire in varying amounts from 2032 through 2037. As of December 31, 2018, we had state NOLs of $12.8, which can be utilized against future state income and will expire in varying amounts from 2021 through 2036. As of December 31, 2018, we had foreign NOLs of $5.6M, of which $600K can be utilized against future income from 2019 through 2026 and $5M having an indefinite carryforward life.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017, including, but not limited to, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also establishes new tax laws that will affect 2018 and after, including a reduction in the maximum U.S. Federal corporate income tax rate from 35% to 21%. The Tax Act also included provisions to tax global intangible low-taxed income (“GILTI”), a beneficial tax rate foreign Derived Intangible Income (“FDII”), and IRC Section 163(j) interest limitation (Interest Limitation). We became subject to the GILTI, FDII and Interest Limitation provisions effective January 1, 2018.

The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. Under Topic 740, we estimated the impact of each provision of the Tax Act on our effective tax. For FDII computations, we have not recorded an estimate in our effective tax rate for the year ended December 31, 2018 because the Company has concluded that this provision of the Tax Act will not apply to the Company in 2018.

As a result of the reduction of the Federal corporate income tax rate, the Company has revalued its net deferred tax asset, as of December 31, 2017. Based on this revaluation, the Company has reduced its gross deferred tax asset balance by $5.4 million prior to applying its valuation allowance against its net deferred tax asset.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously provided a provisional estimate of the effect of the Tax Act in our financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act with no changes necessary to the initial impacts recorded.

The Transition Tax on un-repatriated foreign earnings is a tax on previously un-taxed accumulated and current earnings and profits (E&P) of the Company’s foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, among other factors, the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate that it is not liable for the Transition Tax for holdings in its investments in various Controlled Foreign Corporations (CFC) mainly due to the Net Operating Loss that the Company had available to offset the income inclusion as required under Sec. 965 and therefore, has not recorded a provisional Transition Tax expense.

Deferred income taxes have not been accrued with respect to certain undistributed earnings of foreign subsidiaries as it is the intention that such earnings will remain reinvested or will not be taxable. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding tax in the country of the paying entity. Currently, however, no withholding taxes have been accrued.

Accounting standards require that the Company continually assess the likelihood that its deferred taxes will be realizable. All available and negative, must be considered in determining whether it is more likely than not that the deferred tax assets will be realized. In making such assessments, significant weight is given to evidence that can be objectively verified. The loss incurred in fiscal 2018 and the losses in recent preceding fiscal years was a significant negative factor. Accordingly, the Company concluded that a full valuation allowance against the deferred taxes is required.

Activity in the recorded valuation allowance consisted of the following for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years ended December 31,
	2018	2017	2016
Valuation allowance, beginning of period	$13,717	$22,689	$6,576
Charged (credited) to costs and expenses	(241)	(10)	(1,536)
Business combinations	(1,237)	-	(2,252)
Impacts related to the 2017 Tax Act	-	(5,448)	-
Other Adjustments	1,499	(3,514)	19,901
Valuation allowance, end of period	$13,738	$13,717	$22,689

The Company will continue to assess the likelihood that its deferred tax assets will be realizable, and its valuation allowance will be adjusted accordingly, which could materially impact its financial position and results of operations in future periods.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with other provisions contained within this guidance. This topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate audit settlement. No adjustment was necessary in 2018 or 2017 as a result of this guidance.

The Company has evaluated its income tax positions and determined that no material uncertain tax positions existed at December 31, 2018. The Company does not expect a significant change in its unrecognized tax benefits within the next twelve months.

The Company files income tax returns in the U.S. Federal and various state, local and foreign jurisdictions. For Federal income tax purposes, the 2015 through 2017 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, the 2014 through 2017 tax years remain open for examination by the tax authorities under a four-year statute of limitations. The foreign income tax purposes, the tax years 2013 through 2017 remain open for examination by the tax authorities under the various statute of limitation year requirement by that specific local country's tax laws. The company is currently under examination by the Internal Revenue Service for the year ended December 31, 2015. No other audit examinations are being conducted at the moment by any State, Local and Foreign jurisdictions.

8. LONG-TERM DEBT

As of December 31, 2018 and 2017 short-term and long-term debt consisted of the following (in thousands):

	December 31,
	2018	2017

Term Loan principal	$341,372	$197,157
Less: Unamortized deferred financing fees	(7,837)	(3,174)
Less: Current portion	(3,431)	(5,510)
Term loans, net of current portion and deferred financing costs	330,104	188,473

Revolver (current)	10,000	8,211
Term loans, net of current portion and deferred financing costs, and Revolver	$340,104	$196,684

New Credit Facility and Dividend Recapitalization

In connection with the combination of NRC Holdings and SES Holdco, NRC US Holding Company, LLC (a wholly owned subsidiary of NRC Holdings) (“NRC US Holdings”) and SES (collectively, the “Borrowers”), NRC Group, as parent and the other Guarantors party thereto entered into a $348.0 million credit facility (the “New Credit Facility”) on June 11, 2018. The New Credit Facility includes (1) a $308.0 million term loan (the “Original Term Loan”), the proceeds of which have been used for, among other things, the repayment of existing third-party indebtedness and the funding of the dividend recapitalization paid to JFLCo as part of the combination of NRC Holdings and SES Holdco and (2) a $40.0 million revolving credit facility. The revolving credit facility matures on June 11, 2023 and the Original Term Loan matures on June 11, 2024, in each case unless otherwise extended in accordance with the terms of the New Credit Facility. The New Credit Facility permits incremental revolving and term loan commitments, subject to customary conditions.

In connection with the acquisition of Quail Run, the Borrowers and the other Guarantors (including NRC Group) entered into a Joinder Agreement (the “Joinder Agreement”) pursuant to which the Borrowers incurred incremental term loans in the amount of $35.0 million (the “Incremental Term Loan”) and reduced the revolving credit facility to $35.0 million. The Incremental Term Loan was issued under the New Credit Facility and matures in 2024 and accrues interest at a rate of LIBOR plus 5.25%. The Incremental Term Loan is secured on a pari passu basis with the obligations under the New Credit Facility by a first-priority lien on substantially all assets of the Borrowers, NRC Group and the other Guarantors. The Incremental Term Loan is governed under the New Credit Facility and contains the same covenants, terms and conditions.

Outstanding loans under the New Credit Facility will bear interest at the Borrowers’ option at either the Eurodollar rate plus 5.25% or the base rate plus 4.25% per year. In addition, the Borrowers will be charged (1) a commitment fee in an amount equal to 0.50% per annum times the average daily undrawn portion of the Revolver, (2) a letter of credit fee in an amount equal to the applicable margin then in effect for revolving loans bearing interest at the Eurodollar Rate times the average aggregate daily maximum amount available to be drawn under all outstanding letters of credit, (3) a letter of credit fronting fee in an amount equal to 0.125% times the average aggregate daily maximum amount available to be drawn under all letters of credit and (4) certain other fees as agreed between the parties. The interest rate applicable to the Original Term Loan and the Incremental Term Loan (collectively, the “New Term Loan”) and revolving credit facility under the New Credit Facility at December 31, 2018 is 7.5%.

The Borrowers were required to make a quarterly amortization payment on the Original Term Loan in the amount of $770,000 on September 30, 2018. Commencing on December 31, 2018, the quarterly amortization payments for the New Term Loan are in the amount of $857,719 with the balance of the New Term Loan due at maturity. Subject to (1) customary breakage costs in connection with Eurodollar Rate loans and (2) prepayment fees required to be paid upon the occurrence of a “Repricing Event” (as defined below), the Borrowers may prepay all loans under the New Credit Facility at any time without premium or penalty, subject to notice requirements. Other than in connection with certain specified exceptions, if in connection with (A) any prepayment of the New Term Loan with the proceeds of, or any conversion of the New Term Loan into, any new or replacement tranche of term loans, the primary purpose of which is to reduce the interest rate margins thereon to have a lower all-in yield than the all-in yield applicable to the New Term Loan or (B) any amendment to the New Credit Facility the primary purpose of which is to reduce the effective interest rate applicable to the New Term Loan to have an all-in yield lower than the all-in yield applicable to the then outstanding New Term Loan (either of the foregoing, a “Repricing Event”) the Borrowers either voluntarily prepay the New Term Loan, prepay the New Term Loan using proceeds from the incurrence of certain indebtedness or effect any amendment with respect to the New Term Loan, in each case, on or prior to April 2, 2019, the Borrowers will be required to pay a prepayment premium to each lender of the New Term Loans equal to 1.00% of the principal amount of the New Term Loans affected by a reduction in interest rate margins held by such lender or New Term Loans that are prepaid or 1.00% of the principal amount of the New Term Loans held by such lender, as applicable.

Subject to certain thresholds, exceptions and reinvestment rights, the Borrowers are required to prepay the loans under the New Credit Facility upon receipt of net cash proceeds from certain dispositions and casualty/condemnation events and the incurrence of indebtedness, other than indebtedness permitted to be incurred under the New Credit Facility. In addition, commencing with the fiscal year ending December 31, 2019  (due after the date of the annual financial statements), the Borrowers will be required to make an annual prepayment of the loans under the New Credit Facility in an amount equal to a percentage, determined by reference to the NRCG’s consolidated first lien net leverage ratio, of NRCG’s excess cash flow.

The Borrowers’ obligations under the New Credit Facility are guaranteed by, subject to certain exceptions, substantially all of NRCG’s present and future wholly owned domestic restricted subsidiaries (other than the Borrowers and other than, among others, foreign subsidiary holding companies and immaterial subsidiaries).

The New Credit Facility is secured by first-priority liens on substantially all assets of the Borrowers, NRC Group and the other guarantors, including without limitation, equity interests in domestic subsidiaries and 65% of the voting interests in first-tier foreign subsidiaries (subject to limitations as regards foreign subsidiary holding companies) and certain vessels.

The New Credit Facility contains, subject to certain carveouts, exceptions and thresholds, representations and warranties, affirmative and negative covenants and events of default that the Borrowers consider customary for an agreement of this type, including a covenant setting a maximum consolidated total net leverage ratio of 5.45:1.00, to be tested when the aggregate outstanding principal amount of all revolving loans plus certain letter of credit obligations and outstanding principal amount of swingline loans exceeds 30% of the revolving credit commitments then in effect. If an event of default occurs and continues, the lenders will be permitted to terminate their commitments under the New Credit Facility, accelerate all outstanding obligations under the New Credit Facility and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral. This covenant is not currently in effect. The Company is in compliance with all debt covenants as of December 31, 2018.

The Company accounted for the Incremental Term Loan as a repayment of one lenders portion of the Original Term Loan and the subsequent borrowings under the Joinder Agreement primarily as an extinguishment in accordance with ASC 470-50, “Debt — Modifications and Extinguishments.” As a result, the Company recorded a non-cash extinguishment loss on debt of $0.8 million during the year ended December 31, 2018.

As of December 31, 2018, the Company had $341.4 million outstanding for the New Term Loan under the New Credit Facility and debt issuance costs of $7.9 million, presented net as a debt discount to the New Term Loan, net of current portion and deferred financing costs in the Consolidated Balance Sheets. As of December 31, 2018, the Company had $10.0 million outstanding for the revolving credit facility under the New Credit Facility and debt issuance costs of $1.0 million included in other assets in the Consolidated Balance Sheets. Interest expense for the years ended December 31, 2018, 2017 and 2016 includes $1.3 million, $1.2 million and $1.1 million of amortization of debt discount, respectively.

Old Credit Agreements

SES Credit Facility and SES Credit Agreement

On May 5, 2015, SES entered into a credit facility (the “SES Credit Facility”) which was comprised of a $15.0 million term loan and a $5 million revolver. On June 17, 2015, the SES Credit Facility was amended to, among other things, increase the term loan to $22.5 million and the revolver to $7.5 million revolver. On March 2, 2016, SES amended and restated the SES Credit Facility, (the “SES Amended and Restated Credit Facility”), which changed the structure of the borrowing to consist of a $21.1 million term loan and a $7.5 million revolver, both with a maturity date of May 5, 2020, and among other things, included adjustments to the definitions of applicable interest rates, covenant cure payment terms, and financial covenants. Additionally, the amendment provided that the covenant requiring SES to maintain restricted cash to satisfy its debt carry ceased on December 31, 2016 so long as no event of default was continuing on such date. On January 4, 2017, the SES Amended and Restated Credit Facility was amended to, among other things, adjust certain definitions related to interest and financial covenants and amend the covenant requiring SES to maintain restricted cash to satisfy its debt carry to cease on June 30, 2017, so long as no event of default was continuing on such date.

On August 18, 2017, SES entered into a credit agreement (the “SES Credit Agreement”) with a different financial institution which provided an $18.0 million term loan and a $10.0 million revolving line of credit. The proceeds from this facility were used to pay off the outstanding balances on the SES Credit Facility and terminate the lending arrangement and for working capital and general corporate purposes. In connection with the termination of the SES Credit Facility, SES released $1.5 million in restricted cash for the year ended December 31, 2017, which was previously required per the terms of the SES Credit Facility. Additionally, SES capitalized $0.2 million in debt issuance costs which were paid in connection with the SES Credit Agreement, and wrote off $0.01 million in debt issuance costs associated with the SES Credit Facility upon extinguishment of the lending arrangement. These costs which were written off were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) as a loss on debt extinguishment for the year ended December 31, 2017. Borrowings under the SES Credit Agreement were collateralized by substantially all of the assets of SES and the other loan parties.

The revolving line of credit had a stated maturity date of August 18, 2020, whereas the term loan was set to mature on August 18, 2022. Borrowings outstanding on the revolving line of credit were due at maturity, while principal payments on the term loan of $900,000 were due quarterly with any remaining obligation outstanding due at maturity.

Interest rates were based on the Base Rate or Eurodollar Rate plus an applicable spread rate ranging between 2.0% to 4.0% or 3.0% to 5.0%, respectively, dependent on SES’s leverage ratio as of the most recent measurement period.

NRC Credit Agreement

On March 3, 2014, NRC US Holdings entered into the First Amended and Restated Credit Agreement which was comprised initially of a $147.0 million term loan (the “Term Loan”) and a $15.0 million revolver (the “NRC Credit Agreement”). On March 27, 2014, the NRC Credit Agreement was amended to increase the Term Loan to $157.0 million. On October 30, 2014, a second amendment was made to the NRC Credit Agreement to increase the Term Loan to $191.0 million. In conjunction with the Enpro acquisition on April 11, 2016, a third amendment was made to the NRC Credit Agreement to increase the revolver from $15.0 million to $18.0 million. In consideration for this amendment, the Company paid $0.3 million of transaction fees during the year ended December 31, 2016.

The Term Loan had a six-year term that expired in March 2020 and required quarterly principal amortization payments of $481,108, with the outstanding principal balance due at maturity. The NRC Credit Agreement also permitted the issuance of letters of credit up to an aggregate amount of $7.5 million, as well as a swing line facility in the aggregate amount of $2.0 million. In addition, subject to certain terms and conditions, the NRC Credit Agreement provided for one or more new incremental term loan(s) commitments in minimum amounts of $1.0 million up to an amount not to exceed $20.0 million for purposes of financing Permitted Acquisitions, as defined.

The NRC Credit Agreement also required the Company to make mandatory prepayments of then outstanding term loans if the Company generated excess cash flow, as defined therein, in an amount calculated in accordance with the formula set out in the First Amended and Restated Credit Agreement. In accordance with this formula, NRC US Holdings made a mandatory excess cash flow prepayment of principal of $3.9 million for the year ended December 31, 2016. No prepayments were made in the years ended December 31, 2018 and 2017.

SES Credit Agreement and NRC Credit Agreement

As of December 2017 the Company had $205.4 million outstanding term loans including $185.2 under the NRC Credit Agreement and $20.2 million under the SES Credit Agreement. As of December 31, 2017, unamortized debt issuance costs were $3.2 million, respectively, and are presented net as a debt discount to the Term loan, net of current portion and deferred financing costs in the Consolidated Balance Sheets.

On June 11, 2018, the Company repaid all outstanding amounts under the SES Credit Agreement and the NRC Credit Agreement For 2017, and through the extinguishment of the debt on June 11, 2018, the Company was in compliance with all its debt covenants related to the SES Credit Agreement and the NRC Credit Agreement. The Company accounted for the repayment of the borrowings under the SES Credit Agreement and the NRC Credit Agreement and the subsequent borrowings under the New Credit Facility primarily as an extinguishment in accordance with ASC 470-50, ” Debt — Modifications and Extinguishments. “. As a result, the Company recorded a non-cash extinguishment loss on debt of $2.7 million during the year ended December 31, 2018.

Equipment Loan and Capital Leases

On September 30, 2014, the Company entered into an equipment loan with a 60-month term due in September 2019. As of December 31, 2017, the remaining balance of $0.6 million is included in Current Portion of Equipment Loan and $0.5 million is included in Equipment Loan, Net of Current Portion in the Consolidated Balance Sheets. This remaining balance of $1.1 million was repaid during the year ended December 31, 2018.

The Company also has equipment loans with remaining balance of $0.7 million is included in Current Portion of Equipment Loan and $0.1 million is included in Equipment Loan, Net of Current Portion in the Consolidated Balance Sheets at December 31, 2018. The Company makes monthly payments of principal and interest on the equipment loan. Principal payments for the year ended December 31, 2018 were $1.0 million.

Additionally, the Company enters into equipment loans that are treated as capital leases. The loans require payments over 6 to 60 months, and amounts due under capital leases are included in total liabilities (either current or non-current) in the Consolidated Balance Sheets. The equipment under the capital leases are included in property and equipment, net, and depreciation related to capital lease assets is included in depreciation expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). Certain of the loans are collateralized by the associated equipment it was issued to finance.

9. TRANSITION SERVICES AGREEMENT AND RELATED PARTY TRANSACTIONS

Transition Services Agreement

Under the terms of the agreement governing the NRC Acquisition, SEACOR owed the Company for certain receivables that the Company had recorded in its consolidated financial statements at the closing of the NRC Acquisition and for certain items that were paid by the Company after the closing of the NRC Acquisition that are subject to indemnification from SEACOR. This is partially offset by amounts due to SEACOR by the Company for certain state income tax refunds received by the Company that pertained to the period prior to the NRC Acquisition. As of December 31, 2018 and 2017, the outstanding receivable from SEACOR included in the Company’s Consolidated Balance Sheets is as follows (in thousands):

	December 31,
	2018	2017
Other current receivables	$-	$600

Related Party Transactions

During the years ended December 31, 2018, 2017 and 2016, the Company derived $0.06 million, $0.5 million and $0.2 million in revenues from all related entities, respectively. The Company paid approximately $0.03 million, $0.2 million and $0.02 million for waste hauling services to the same related entities in the years ended December 31, 2018, 2017 and 2016, respectively.

Prior to the Business Combination, the Company had a management agreement with JFLCo whereby it provided services, including, among other things, cash flow planning/forecasting and merger/acquisition target identification. The Company incurred approximately $1.4 million, $1.8 million and $1.9 million in management fees for the years ended December 31, 2018, 2017 and 2016, respectively. These expenses are reflected as Management Fees on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 12 for a discussion of contributions from and distribution to JFLCo.

On July 18, 2018, the Company entered into an agreement with NRC Group’s chief executive officer, Christian Swinbank, whereby the Company purchased land owned by Mr. Swinbank located in Coyanosa, Texas for a total purchase price of $500,000, which is the same amount paid by Mr. Swinbank to acquire that property. The property will be developed as a landfill facility and used to support the Company’s existing environmental services customer base.

10. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Guarantees

Under the terms of the Company’s oilfield waste disposal permit for the SKCD facility, financial security must be provided to the RRC in an amount necessary to close the facility. The Company has secured letters of credit from third-party financial institutions in the amount of $3.3 million as required by the terms of the permit, which have been pledged to the RRC to cover potential closure costs. In addition, the Company has secured letters of credit from third-party financial institutions in the amount of $1.6 million as required by the terms of the permit, which have been pledged to cover potential closure costs of the Company’s two transfer storage and disposal facilities in Vermont and Maine, as well as other corporate matters. The letters of credit are renewed annually.

Litigation

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that any unfavorable outcomes will have a material adverse effect on the Company’s consolidated financial position or results of operations. At December 31, 2018 and 2017, the Company had no reserves on its books relative to any outstanding litigation, claim or assessment.

Leases

Total rent expense for the Company’s operating leases for the years ended December 31, 2018, 2017 and 2016 was $12.1 million, $7.2 million and $7.8 million, respectively.

As of December 31, 2018, future minimum lease payments in the years ended December 31 that have a remaining term in excess of one year are as follows (in thousands):

	Capital Leases	Operating Leases
2019	$231	$11,195
2020	182	9,669
2021	167	6,839
2022	158	5,354
2023	33	3,870
Thereafter	-	4,033
Total minimum payments	$771	$40,960
Less: imputed interest	81
Present value of minimum capital lease payments	$690

Employee Benefit Plans

The Company has a defined contribution savings and investment plan (the “Plan”) as allowed under Sections 401(k) and 401(a) of the Internal Revenue Code. The Plan provides employees with tax deferred salary deductions and alternative investment options. Employees are eligible to participate on the first day of the quarter after 6 months of employment and may apply for and secure loans from their account in the Plan.

The Company matches 50% of the first 6% of compensation contributed by each employee. The deferred amount cannot exceed 25% of the annual aggregate salaries of those employees eligible for participation. For the years ended December 31, 2018, 2017 and 2016, the Company recognized approximately $1.1 million, $0.8 million and $0.8 million, respectively, of expense associated with the matching contributions provided to employees under the Plan.

11. SEGMENT DATA AND GEOGRAPHICAL DATA

The Company’s operations are managed within four operating segments: Domestic Standby Services, Domestic Environmental Services, International Services and Sprint. Costs not managed through the Company’s operating segments described above are recorded as “Corporate Items.” Corporate Items represents certain central services that are not allocated to the Company’s operating segments for internal reporting purposes and include selling, general and administrative expenses such as legal, accounting and other items of a general corporate nature that are not allocated to the Company’s operating segments. These segments have been selected based on the Company’s Chief Operating Decision Maker (“CODM”) assessment of resources allocation and performance. The Company considers its Chief Executive Officer to be its CODM. The CODM evaluates the performance of our segments based on revenue and income measures which include Operating profit (exclusive of depreciation and amortization). Operating profit (exclusive of depreciation and amortization) is defined as Operating revenue, less Operating expenses, including cost of revenue, and General and administrative expenses.

The following table provides segment data for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Domestic Standby Services	Domestic Environmental Services	International	Sprint	Corporate Items	Total
Years Ended December 31,
2018
Operating revenue	$34,130	$226,405	$24,427	$75,208	$-	$360,170
Operating expenses, including cost of revenue (exclusive of depreciation and amortization)	15,901	177,014	16,710	32,583	-	242,208
General and administrative expenses	3,291	26,048	3,390	11,934	8,481	53,144
Operating profit (exclusive of depreciation and amortization)	14,938	23,343	4,327	30,691	(8,481)	64,818
Goodwill	-	30,567	1,865	18,985	-	51,417
Assets	74,533	171,228	18,660	128,803	(17,097)	376,127
2017
Operating revenue	$43,810	$170,993	$17,697	$45,131	$-	$277,631
Operating expenses, including cost of revenue (exclusive of depreciation and amortization)	21,278	130,451	11,982	21,773	-	185,484
General and administrative expenses	3,027	17,933	2,873	8,295	7,282	39,410
Operating profit (exclusive of depreciation and amortization)	19,505	22,609	2,842	15,063	(7,282)	52,737
Goodwill	-	26,070	-	10,935	-	37,005
Assets	89,008	127,667	13,827	88,078	(16,475)	302,105
2016
Operating revenue	$29,630	$164,452	$23,503	$14,124	$-	$231,709
Operating expenses, including cost of revenue (exclusive of depreciation and amortization)	12,064	125,038	14,990	6,938	-	159,030
General and administrative expenses	3,023	17,444	4,570	4,455	6,994	36,486
Operating profit (exclusive of depreciation and amortization)	14,543	21,970	3,943	2,731	(6,994)	36,193
Goodwill	-	26,070	-	10,935	-	37,005
Assets	76,638	113,950	16,612	75,835	(6,377)	276,658

The following table presents a reconciliation of Operating profit (exclusive of depreciation and amortization) to net income (loss) (in thousands):

	Years Ended December 31,
	2018	2017	2016
Operating profit (exclusive of depreciation and amortization):
Domestic Standby Services	$14,938	$19,505	$14,543
Domestic Environmental Services	23,343	22,609	21,970
International	4,327	2,842	3,943
Sprint	30,691	15,063	2,731
Corporate	(8,481)	(7,282)	(6,994)
Total Operating profit (exclusive of depreciation and amortization)	64,818	52,737	36,193
Less:
Depreciation and amortization	30,205	26,148	32,473
Goodwill and intangible assets impairment expense	-	-	24,882
Management fees	1,397	1,836	1,866
Acquisition expenses	52,302	484	6,192
Change in fair value of contingent consideration	(1,279)	-	-
Other expense, net	3,658	3,629	9,677
Operating income (loss)	(21,465)	20,640	(38,897)
Total other expenses, net	(25,495)	(14,521)	(13,433)
Income (loss) before income taxes	(46,960)	6,119	(52,330)
Income tax (benefit) expense	(297)	447	(3,184)
Net income (loss)	(47,257)	5,672	(49,146)

The following tables provides revenue by geographic location with each segment for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the Year Ended December 31, 2018
	Domestic	Domestic
	Standby	Environmental
	Services	Services	International	Sprint	Total	% of Total
North America	$33,134	$226,405	$-	$75,208	$334,747	93%
Latin America and Caribbean	996	-	-	-	996	0%
EMEA	-	-	24,403	-	24,403	7%
Asia Pacific	-	-	24	-	24	0%
Total operating revenue	$34,130	$226,405	$24,427	$75,208	$360,170	100%

% of Total	9%	63%	7%	21%	100%

	For the Year Ended December 31, 2017
	Domestic	Domestic
	Standby	Environmental
	Services	Services	International	Sprint	Total	% of Total
North America	$40,036	$170,993	$-	$45,131	$256,160	92%
Latin America and Caribbean	3,774	-	-	-	3,774	1%
Europe, Midde East and Africa (“EMEA”)	-	-	17,678	-	17,678	6%
Asia Pacific	-	-	19	-	19	0%
Total operating revenue	$43,810	$170,993	$17,697	$45,131	$277,631	100%

% of Total	16%	62%	6%	16%	100%

	For the Year Ended December 31, 2016
	Domestic	Domestic
	Standby	Environmental
	Services	Services	International	Sprint	Total	% of Total
North America	$26,672	$164,452	$-	$14,124	$205,248	89%
Latin America and Caribbean	2,958	-	-	-	2,958	1%
EMEA	-	-	23,343	-	23,343	10%
Asia Pacific	-	-	160	-	160	0%
Total operating revenue	$29,630	$164,452	$23,503	$14,124	$231,709	100%

% of Total	13%	71%	10%	6%	100%

For the years ended December 31, 2018, 2017 and 2016, there was no single customer responsible for 10% or more of the Company’s operating revenue.

12. SHAREHOLDERS’ EQUITY (DEFICIT)

Following the consummation of the Business Combination on October 17, 2018, 21,873,680 shares of common stock were issued to JFL Partners pursuant to the Purchase Agreement. The shares have been retroactively adjusted to reflect the impact of reverse merger with Hennessey. See Note 3.

In the years ended December 31, 2016 and 2017, JFL contributed $5.3 million and $4.1 million to SES Holdco, respectively.

In April 2016, JFL (the “Members”) contributed $32.1 million (for the equivalent of 6,796,427 shares taking into account the retroactive adjustment) to NRC Holdings in order to fund the acquisition of Enpro (see Note 4). In May 2018, JFL contributed capital of $22.8 million to NRC Holdings in order to fund the acquisition of SWS (see Note 4). In June 2018, NRC Group issued dividends to the Members of $86.5 million in connection with the Dividend Recapitalization.

In connection with the Business Combination, and to ensure sufficient funds to finance the cash component of the consideration payable to JFL Partners and payment of NRCG’s transaction fees and expenses, NRCG issued and sold to certain investors 750,000 shares of Series A Convertible Preferred Stock for net cash proceeds of $73.9 million and 1,951,220 shares of Common Stock for net cash proceeds of approximately $19.6 million. See Note 3.

Concurrently with the consummation of the Business Combination, JFL, through affiliated investment funds, purchased 300,000 newly issued shares of Series A Convertible Preferred Stock for an aggregate purchase price of approximately $29.1 million and 1,951,220 newly issued shares of Common Stock for an aggregate purchase price of approximately $20.0 million and, in connection with such purchases, received from HCAC Sponsor 106,953 additional shares of Common Stock for no consideration. See Note 3.

On December 20, 2018, the Company declared a cash dividend of $1.4389 per share (the “Dividend”) on all of the issued and outstanding shares of the Company’s 7.00% Series A Convertible Cumulative Preferred Stock, par value $0.0001 per share, in accordance with the terms and conditions of the Certificate of Designations, Preferences, Rights and Limitations of 7.00% Series A Convertible Cumulative Preferred Stock of NRC Group Holdings Corp. A dividend of $1.5 million was accrued as of December 31, 2018 and was subsequently paid on January 15, 2019.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of Common Stock. Common Stock has voting rights of one vote for each share of Common Stock.

Series A Convertible Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Preferred Stock, par value $0.0001, 1,050,000 shares of which have been designated as Series A Convertible Preferred Stock and the remaining 3,950,000 of which are undesignated.

The Series A Convertible Preferred Stock is not mandatorily redeemable and does not embody an unconditional obligation to settle in a variable number of equity shares. As such, the Series A Convertible Preferred Stock is classified as permanent equity in the Consolidated Balance Sheets at December 31, 2018. The holders’ contingent redemption right in the event of certain deemed liquidation events does not preclude permanent equity classification.

Further, the Series A Convertible Preferred Stock is considered an equity-like host for purposes of assessing embedded derivative features for potential bifurcation. The embedded conversion feature is considered to be clearly and closely related to the associated preferred stock host instrument and therefore is not bifurcated from the equity host. The contingent put right upon certain deemed liquidation events is not clearly and closely related to the associated preferred stock host instrument and does not meet the definition of a derivative and therefore is not bifurcated from the equity host.

Features of the Series A Convertible Preferred Stock are as follows:

Under the Certificate of Designations, Preferences, Rights and Limitations of the 7.00% Series A Convertible Cumulative Preferred Stock of NRC Group Holdings Corp. (the “Certificate of Designations”), each share of Series A Convertible Preferred Stock is convertible, at the holder’s option at any time, initially into eight shares of Common Stock (assuming a conversion price of approximately $12.50 per share), subject to specified adjustments as set forth in the Certificate of Designations.

The Company has the right, at its option, to give notice of its election to cause all outstanding shares of the Series A Convertible Preferred Stock to be automatically converted into that number of whole shares of Common Stock for each share of Series A Convertible Preferred Stock at the then-effective conversion rate, with cash in lieu of any fractional share, during the periods and subject to the limitations set forth below:

a.	During the period on or after the third anniversary but prior to the fifth anniversary of October 17, 2018 (the Issuance Date”), if the Weighted Average Price (as defined in the Certificate of Designations) of the Common Stock equals or exceeds 140% of the then-current conversion price for at least 20 Trading Days (as defined in the Certificate of Designations) (whether or not consecutive) in a 30 Trading Day period;

b.	During the period on or after the fifth anniversary but prior to the seventh anniversary of the Issuance Date, if the Weighted Average Price of the Common Stock equals or exceeds 115% of the then-current conversion price for at least 20 Trading Days (whether or not consecutive) in a 30 Trading Day period; and

c.	During the period on or after the seventh anniversary of the Issuance Date, if the Weighted Average Price of the Common Stock equals or exceeds the then-current conversion price for at least 10 consecutive trading days.

If the Company undergoes certain fundamental changes (as more fully described in the Certificate of Designations but including, among other things, certain change-in-control transactions, recapitalizations, asset sales and liquidation events), each outstanding share of Series A Convertible Preferred Stock may, within 15 days following the effective date of such fundamental change and at the election of the holder, be converted into Common Stock at a conversion rate (subject to certain adjustments) equal to (i) the greater of (A) the sum of the conversion rate on the effective date of such fundamental change plus the additional shares received by holders of Series A Convertible Preferred Stock following such fundamental change (as set forth in the Certificate of Designations) and (B) the quotient of (x) $100.00, divided by (y) the greater of (1) the applicable Holder Stock Price (as defined in the Certificate of Designations) and (2) 10% of the closing sale price of Common Stock on the Issuance Date plus (ii) the number of shares of Common Stock that would be issued if any and all accumulated and unpaid dividends were paid in shares of Common Stock.

Each holder of Series A Convertible Preferred Stock shall have the right at any time, at its option, to convert any or all of such holder’s shares of Series A Convertible Preferred Stock into Common Stock at the applicable conversion rate (as calculated in the Certificate of Designations). Each holder of Preferred Stock shall have the right at any time after the seventh anniversary of the Issuance Date, if the then-current conversion price exceeds the Weighted Average Price for the Common Stock during any 10 consecutive Trading Days to convert any or all of such holder’s shares of Series A Convertible Preferred Stock into, at the Company’s sole discretion, either Common Stock, cash or a combination of Common Stock and cash subject to certain limitations set forth in the Certificate of Designations.

The Series A Convertible Preferred Stock is subject to a limitation that prevents the holders thereof from acquiring shares of Common Stock upon conversion (unless the 9.99% limitation described below applicable to conversions is waived at the request of a holder) or through dividends that would result in (i) the number of shares beneficially owned by such holder and its affiliates exceeding 9.99% of the total number of shares of Common Stock then outstanding (provided that if a holder’s right to participate in any dividend would result in such holder exceeding 9.99% of the total number of shares of Common Stock then outstanding, we must, at our option, waive such 9.99% limitation or pay such dividend in cash) or (ii) the Series A Convertible Preferred Stock being converted into more than 19.99% of the shares of Common Stock outstanding on Issuance Date (subject to adjustment as set forth in the Certificate of Designations) without stockholder approval of such issuance.

Additional features of the Series A Convertible Preferred Stock are as follows:

a.	Liquidation – In the event of liquidation, holders of Series A Convertible Preferred Stock have preferential rights to liquidation payments over holders of Common Stock. Holders of Series A Convertible Preferred Stock shall be paid out of the assets of the Company at an amount equal to $100 per share (the “Liquidation Preference”), plus all accumulated and unpaid dividends in respect of the Preferred Stock (whether or not declared ) to the date fixed for liquidation.

b.	Dividends - Subject to certain limitations set forth in the Certificate of Designations, holders of Series A Convertible Preferred Stock are entitled to receive cumulative dividends at a rate equal to 7.00% per share of Series A Convertible Preferred Stock on the Liquidation Preference. Dividends are payable quarterly in arrears in cash or, at the election of the Company (and subject to the receipt of any necessary shareholder approval), in shares of Common Stock (at a rate calculated in the Certificate of Designation), or a combination of cash and Common Stock, provided that any shares of Common Stock issued as dividends must be the subject of an effective registration statement.

c.	Voting rights – Except as required by Delaware law, holders of the Series A Convertible Preferred Stock will have no voting rights except as set forth in the Certificate of Designations, including with respect to the amendment of certain provisions of the Company’s certificate of incorporation, and the creation, issuance or sale of Parity Stock (as defined in the Certificate of Designations). In addition, certain significant holders of Series A Convertible Preferred Stock may have approval rights with respect to certain key economic terms of the Series A Convertible Preferred Stock, as set forth in the Certificate of Designations.

d.	Preemptive Rights – From the Issuance Date until the earlier of (x) such time as the holders of the Series A Convertible Preferred Stock cease to beneficially own in the aggregate at least one-third of the number of shares of Series A Convertible Preferred Stock issued at the closing of the Business Combination and (y) the issuance or sale after the Issuance Date of $50.0 million in the aggregate of Parity Stock, if the Company, from time to time, makes any public or non-public offering of Parity Stock, each holder of the Series A Convertible Preferred Stock, and such holder’s affiliates and funds and/or accounts that are managed, advised or sub-advised by such holder, will be afforded the opportunity, whether in one or multiple offerings, to acquire from the Company an amount of Parity Stock as calculated in the Certificate of Designations (each, a “Preemptive Rights Portion”), subject to the receipt of any necessary stockholder approval and applicable Jones Act beneficial ownership limitations as described in the Certificate of Designations.

Warrants

At December 31, 2018, there were a total of 19,248,741 public warrants outstanding. The warrants were originally sold as part of the units offered in the IPO. Each warrant entitles the holder thereof to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustments. The warrants may be exercised only for a whole number of shares of Common Stock. No fractional shares will be issued upon exercise of the warrants. The warrants will expire at 5:00 p.m. New York City time on October 17, 2023, or earlier upon redemption or liquidation. The warrants are listed on the NYSE American, LLC (“NYSE American”) under the symbol “NRCG.WS.”

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant, upon not less than 30 days’ prior written notice of redemption to each warrant holder, if, and only if, the reported last sale price of Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders. The warrants were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging.

Share Based Payments

During 2018, the Company adopted the NRC Group Holdings Corp. 2018 Equity and Incentive Compensation Plan. There are 3,000,000 shares reserved under the plan for issuance of share based payments. As of December 31, 2018, no awards have been granted under this plan.

13. NET INCOME (LOSS) PER SHARE

In calculating earnings (loss) per share, the Company retrospectively applied the effects of the Business Combination.

Basic net income (loss) per common share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed similar to basic net income (loss) per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue Common Stock were exercised or converted into Common Stock.

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	Years Ended December 31,
	2018	2017	2016
Series A convertible preferred stock	1,050,000	-	-
Common stock warrants - equity treatment	19,248,741	-	-
Potentially dilutive securities	19,248,741	-	-

14. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

A summary of selected consolidated quarterly financial data for each of the years ended December 31, 2018 and 2017:

($ in thousands except for per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Operating revenue	$71,232	$81,692	$99,982	$107,264
Operating income (loss)	$3,450	$5,281	$5,957	$(36,153)
Net income (loss)	$(361)	$(208)	$(878)	$(45,810)
Net income (loss) attributable to common shareholders	$(361)	$(208)	$(878)	$(47,321)
Net income (loss) per share, basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(1.38)

2017
Operating revenue	$52,333	$60,029	$72,263	$93,006
Operating income (loss)	$(1,700)	$2,781	$8,101	$11,458
Net income (loss)	$(5,230)	$(787)	$4,039	$7,650
Net income (loss) attributable to common shareholders	$(5,230)	$(787)	$4,039	$7,650
Net income (loss) per share, basic and diluted	$(0.24)	$(0.04)	$0.18	$0.35

15. SUBSEQUENT EVENTS

On March 15, 2019 the Company entered into a definitive asset purchase agreement with OIT, Inc., an environmental services provider including services related to thermal treatment of non-hazardous petroleum contaminated soils, absorbent pads and sludges, and the treatment of Per- and Polyfluoroalkyl substances. The Company will purchase the assets of OIT, Inc. for an initial cash purchase price of $6.0 million at closing, plus an additional $2.0 million deferred consideration payable in cash and stock, and up to an additional $5.0 million in earn-out payments payable in cash and stock over the next three years based on certain financial milestones. The Company expects the transaction to close in the second quarter of 2019, subject to customary closing conditions being satisfied.

Also on March 15, 2019, the Company entered into an incremental revolving credit commitment of $10.0 million under its existing credit facility with a financial institution, bringing its total revolving credit commitments under its existing credit agreement up to $45.0 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report due to the material weakness in internal controls over financial reporting described below.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is being designed under the supervision of our Principal Executive Officer and our Principal Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles.

As discussed elsewhere in this Report, we completed the Business Combination on October 17, 2018, pursuant to which we acquired NRC Group. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of new internal controls over financial reporting has required, and will continue to require, significant time and resources from management and other personnel. As a result, management was unable to conduct an assessment of our internal control over financial reporting as of December 31, 2018 without incurring unreasonable effort or expense. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

Changes in Internal Control over Financial Reporting

As discussed elsewhere in this Report, we completed the Business Combination on October 17, 2018. We are engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations post-Business Combination

Material Weakness and Remediation

Under standards established by the Public Company Accounting Oversight Board, a material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be prevented or detected and corrected on a timely basis. Material weaknesses in our internal control over financial reporting with respect to the Company’s financial statement close process, information technology general controls and journal entries existed as of December 31, 2018. Specifically, it was identified that the global IT director, as well as certain finance and information technology third party contractors have administrator and super user access rights and/or maintain access to develop changes to certain applications. Further, it was identified that we did not maintain adequate controls over the financial statement close process, including controls to identify and assess whether financial statement account balances are in accordance with accounting principles generally accepted in the United States, nor did we maintain adequate segregation of duties over the review and approval of journal entries.

To remediate these material weaknesses, our management has dedicated significant time and resources to implement changes to our processes. Specifically, we implemented the following changes and improvements: (1) adopted formal information security policies and procedures, (2) reorganized our information technology team, (3) redesigned and enhanced controls relating to segregation of duties over the review and approval of journal entries, and (4) hired additional financial accounting and reporting personnel and have provided additional training. We will continue to take actions that are appropriate to timely and effectively remediate these material weaknesses.

Notwithstanding the material weaknesses, we have concluded that the financial statements and other financial information included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Limitations on Controls

Because of its inherent limitations, our disclosure controls and procedures and our internal controls over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information about our executive officers and directors as of the date of this Report.

Name	Age	Position
Christian Swinbank	46	Chief Executive Officer, President and Director (3)
Joseph Peterson	49	Chief Financial Officer
Robert V. Nelson III	42	President of Waste Disposal Services
James R. Baumgardner	56	Chairman of the Board (3) (4)
Michael J. Bayer	71	Director (1) (4)
Donald Glickman	85	Director (1) (5)
C. Alexander Harman	43	Director (2) (6)
Daniel J. Hennessy	61	Director (2) (6)
James O’Neil III	60	Director (2) (4) (5)
John Rapaport	37	Director (3)
Glenn M. Shor	38	Director (1) (5) (6)

(1) Class I Director with a term expiring at the 2019 annual meeting.

(2) Class II Director with a term expiring at the 2020 annual meeting.

(3) Class III Director with a term expiring at the 2021 annual meeting.

(4) Member of Audit Committee.

(5) Member of Compensation Committee.

(6) Member of Corporate Governance and Nominating Committee.

Executive Officers

Christian Swinbank has served as our Chief Executive Officer and President since October 2018, and as Chief Executive Officer of NRC Group since its formation in June 2018. Prior to becoming Chief Executive Officer of NRC Group, Mr. Swinbank founded Sprint in April 2013 and served in various roles at Sprint, including most recently the Chief Executive Officer of Sprint from April 2013 to July 2017. From 2012 to 2013, Mr. Swinbank founded and managed Excel Tubular & Tools (“Excel”) a drill pipe rental company. Excel merged its assets with Sprint Waste’s oilfield assets and created Sprint. From 2011 to 2012, Mr. Swinbank served as Regional Vice President of Rockwater Energy Solutions, a fluids management company. Mr. Swinbank also previously founded and managed Triton Oilfield Services, a water logistics company, and Sprint Industrial Holdings, a liquid and solid storage and transportation company, both of which were successfully sold to private equity firms. Mr. Swinbank began his career in 1996 at Sprintank, a waste tank rental company. Mr. Swinbank holds a Bachelor of Science in geology from Sul Ross State University. The Company benefits from Mr. Swinbank’s leadership and 21 years of experience in the environmental services industry.

Joseph Peterson has served as our Chief Financial Officer since October 2018, and as Chief Financial Officer of NRC Group since its formation in June 2018. Prior to becoming Chief Financial Officer of NRC Group, Mr. Peterson served as Chief Financial Officer of NRC from November 2017 to May 2018. From March 2015 until October 2017, Mr. Peterson served as Chief Financial Officer and Senior Vice President of Strategic Finance &Reporting of DFC Global Corp., one of the largest providers of accessible consumer financial services in the world. From August 2013 until March 2015, Mr. Peterson was Senior Vice President, Financial Planning and Analysis, of Vantiv (now Worldpay), a leading payments provider. From June 2000 until August 2013, Mr. Peterson held numerous senior finance positions at American Express, most notably as Chief Financial Officer for American Express global information technology. From August 1991 until June 2000, Mr. Peterson held various financial positions at Ernst & Young LLP. Mr. Peterson holds a Master’s in Business Administration, Finance from New York University and Bachelor of Science in Accounting from the State University of New York at Binghamton.

Robert V. Nelson, III has served as our President of Waste Disposal Services since October 2018, and as President of Sprint since July 2017. Prior to becoming President of Sprint, Mr. Nelson served as Chief Operating Officer of Sprint from September 2016 to July 2017. In addition, since 2016 Mr. Nelson has been a director on the board of directors of Sanchez Energy Corporation. Prior to joining Sprint, Mr. Nelson worked at C&J Energy Services, Ltd. (“C&J”) from 2015 to 2016, where he was Vice President of Corporate Operational Development. In this capacity, he was responsible for joint ventures and strategic partnerships with operators while assisting in the merger of certain operating units of Nabors Industries Ltd. (“Nabors”) with C&J. Prior to joining C&J, Mr. Nelson served in positions of increasing importance within Nabors and its subsidiaries from 2006 to 2015. He began his career at Nabors in Corporate Development followed by successful assignments in Treasury at Nabors Drilling USA and Nabors Well Services. He was subsequently named Vice President and General Manager of the South Texas Region for Nabors Completion and Production Services, where he was responsible for directing this unit’s rapidly growing activity in the Eagle Ford Shale Basin. Mr. Nelson worked for UBS before beginning his career at Nabors. He holds a Bachelor of Arts degree from the University of Texas at Austin and a Master of Business Administration degree from Rice University’s Jones Graduate School of Business.

Directors

Christian Swinbank has served as a member of our board of directors since October 17, 2018. For biographical information regarding Mr. Swinbank, see the section above entitled “—Executive Officers.”

James R. Baumgardner has served as a member of our board of directors since October 17, 2018. Mr. Baumgardner was nominated by JFLCo, our largest stockholder, pursuant to the Investor Rights Agreement. In addition, Mr. Baumgardner is a member of the Operating Executive Board of JFLCo, a position he has held since February 2018. From 2014 to 2017, Mr. Baumgardner served as the Chief Executive Officer and Chairman of Peak Utility Services Group, Inc. (“Peak Utility”), a utility service contractor. From 2013 to 2014, Mr. Baumgardner served as a strategic advisor to various private equity firms. From 1999 to 2012, he served in various positions, including Chief Executive Officer, President, Chief Operating Officer and Chief Financial Officer, at US Ecology, Inc., a publicly-traded hazardous waste treatment and disposal company headquartered in Boise, Idaho. Mr. Baumgardner currently serves on the board of directors of the following private companies: Waste Control Specialists, Quantum Spatial, Inc., Inland Pipe Rehabilitation, LLC, and Living Earth, LLC. Mr. Baumgardner holds a Masters in Business Administration and a Bachelor of Science from Oregon State University. Because of Mr. Baumgardner’s over 30 years of executive experience in the environmental and technical services industry, he is well-qualified to serve on our board.

Donald Glickman has served as a member of our board of directors since October 17, 2018. Mr. Glickman was nominated by JFLCo, our largest stockholder, pursuant to the Investor Rights Agreement. In addition, Mr. Glickman is a founding partner of JFLCo, a position he has held since July 1992. Prior to founding JFLCo, Mr. Glickman was a principal of the Peter J. Solomon Company, an investment banking firm, from July 1989 to June 1992. From July 1988 to July 1989, he was a managing director of Shearson Lehman Brothers, Inc.’s $1.3 billion Merchant Banking Partnership. Previously, he served as Senior Vice President and Regional Head of the First National Bank of Chicago. Mr. Glickman has served on numerous public and private company boards, including many of JFLCo’s realized investments. He currently serves on the board of directors of Monro, Inc. Mr. Glickman holds a B.M.E. from Cornell University and received his M.B.A. from the Harvard Business School. Because of Mr. Glickman’s extensive experience on company boards, he is well-qualified to serve on our board.

Michael J. Bayer has served as a member of our board of directors since October 17, 2018. Mr. Bayer was nominated by JFLCo, our largest stockholder, pursuant to the Investor Rights Agreement. In addition, Mr. Bayer has served as a member of an advisory board of JFLCo since 2011, and as the president and CEO of Dumbarton Strategies, LLC, an energy and national security consulting firm, since 1992. Previously, Mr. Bayer served as Chairman of the U.S. Department of Defense’s Business Board and currently serves as a member of the U.S. Department of Defense’s Science Board and the Chief of Naval Operations’ Executive Panel. He also serves as a director of SIGA Technologies, Inc. Mr. Bayer holds a Bachelor of Science in International Economics, an M.B.A. and a Juris Doctorate. Because of Mr. Bayer’s 25 years of consulting and governance experience in the aerospace, defense, energy and environmental markets, he is well-qualified to serve on our board.

C. Alexander Harman has served as a member of our board of directors since October 17, 2018. Mr. Harman was nominated by JFLCo, our largest stockholder, pursuant to the Investor Rights Agreement. In addition, Mr. Harman is a Partner at JFLCo, a position he has held since 2008. From 1999 to 2008, Mr. Harman held various other positions with JFLCo. Prior to joining JFLCo, Mr. Harman was a member of the Global Energy Group at J.P. Morgan & Company. Mr. Harman currently serves as chairman of the board of directors of the following private companies: Lake Shore Systems, American Scaffold, Ravn Air Group, Trident Maritime Systems, NorthStar Group Services and Waste Control Specialists, and as a director of BEI PSSC. Mr. Harman graduated from Williams College where he received his Bachelor of Arts in History. Because of Mr. Harman’s 18 years of principal investing experience in the aerospace, defense, maritime, government and environmental markets, he is well-qualified to serve on our board.

Daniel J. Hennessy has served as a member of our board of directors since January 2017. Mr. Hennessy served as our Chairman and Chief Executive Officer from January 2017 to October 2018. Mr. Hennessy is currently serving as Chairman and Chief Executive Officer of Hennessy Capital Acquisition Corp. IV, positions he has held since March 2019. In addition, Mr. Hennessy is the Managing Member of Hennessy Capital LLC, an alternative investment firm he established in 2013. From September 2013 to February 2015, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp., which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation, and since February 2015, has served as its Vice Chairman. From April 2015 to February 2017, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. II, which merged with Daseke in February 2017 and is now known as Daseke, Inc., and since February 2017, has served as its Vice Chairman. Since August 2018, Mr. Hennessy has served as a director of SIRVA Worldwide Relocation & Moving. From 1988 to 2016, Mr. Hennessy served as a Partner at Code Hennessy & Simmons LLC (“CHS”), a middle-market private equity investment firm he co-founded in 1988. In 2009, EDH Properties, LLC, a family real estate investment entity for which Mr. Hennessy was the managing member, filed a petition for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. A plan of reorganization was confirmed by the court in 2010 and the lender received payment in full. Prior to forming CHS, Mr. Hennessy was employed by Citicorp from 1984 to 1988 as head of the Midwest Region for Citicorp Mezzanine Investments and Vice President and Team Leader with Citicorp Leveraged Capital Group. He began his career in 1981 in the oil and gas lending group at Continental Illinois National Bank (now Bank of America) where he was a Banking Officer. Mr. Hennessy holds a B.A. from Boston College and an M.B.A. from the University of Michigan Ross School of Business. Mr. Hennessy is well qualified to serve as director due to his experience in private equity and public and private company board governance.

James F. O’Neil III has served as a member of our board of directors since June 2017. In addition, Mr. O’Neil is the founder of Forefront Solutions, LLC, a consulting company to the energy infrastructure industry formed in October 2017. Mr. O’Neil was a Partner of Western Commerce Group from April 2016 to March 2018. Previously, Mr. O’Neil served as the Chief Executive Officer and President of Quanta Services, Inc. from May 2011 to March 2016 and from October 2008 to March 2016, respectively. He previously served as Chief Operating Officer of Quanta Services from October 2008 to 2011. Earlier, Mr. O’Neil served as a Senior Vice President of Quanta Services with responsibility for Operations Integration & Audit from December 2002 to October 2008. He served as a Vice President of Operations Integration at Quanta Services from August 1999 to December 2002. Mr. O’Neil joined Quanta in 1999 and, throughout his tenure at Quanta, was responsible for various initiatives, including: renewable energy strategy; commercial and industrial operations; internal audit; and merger and acquisition initiatives, including oversight of the acquisition and integration of InfraSource, its largest acquisition. From 1980 to 1999, Mr. O’Neil held various positions with Halliburton Company, a provider of products and services to the petroleum and energy industries, lastly as Director, Global Deepwater Development. Mr. O’Neil has been a member of the board of directors of FirstEnergy Corp. since January 2017. He also served as a member of the board of directors of Quanta Services, Inc. from May 2011 to March 2016. Mr. O’Neil holds a B.S. in Civil Engineering from Tulane University. Mr. O’Neil is well qualified to serve as a director due to his extensive experience in commercial and industrial operations and with mergers and acquisitions execution and integration.

John R. Rapaport has served as a member of our board of directors since October 17, 2018. Mr. Rapaport was nominated by the holders of our Series A Convertible Preferred Stock. In addition, Mr. Rapaport is a Partner at Cyrus Capital Partners, L.P., where he has served in various roles since 2008, and a lecturer in the Economics Department at Yale University. From 2009 until its sale to Alaska Airlines in 2016, Mr. Rapaport served on the board of directors of Virgin America and is currently on the board of directors of Wunder Capital. Mr. Rapaport holds a B.A. degree, magna cum laude, from Harvard University. Mr. Rapaport is well qualified to serve as a director due to his 13 years of principal investing experience in the transportation and energy sectors.

Glenn M. Shor has served as a member of our board of directors since October 17, 2018. Mr. Shor was nominated by JFLCo, our largest stockholder, pursuant to the Investor Rights Agreement. In addition, Mr. Shor is a partner at JFLCo, a position he has held since December 2018. From 2016 to 2018, Mr. Shor served as a managing director at JFLCo. From 2010 to 2016, Mr. Shor held various other positions with JFLCo. Prior to joining JFLCo, Mr. Shor was a private equity investment professional at D.E. Shaw & Co. and Providence Equity Partners. Mr. Shor is currently a director on the board of the following private companies: API Technologies, NorthStar Group Services and Waste Control Specialists. Mr. Shor received his Bachelor of Science in Finance and International Business from the Stern School of Business at New York University. Because of Mr. Shor’s 15 years of principal investing experience and his knowledge of management and operations of NRC Group, he is well-qualified to serve on our board.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Board Committees

Our board of directors has three standing committees: an audit committee, a compensation committee and a corporate governance and nominating committee. The composition and responsibilities of each committee are described below. Members will serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our audit committee is a standing committee of our board of directors. Our audit committee currently consists of Messrs. Baumgardner, Bayer and O’Neil, with Mr. Baumgardner serving as committee chairman. All of our audit committee members are independent as defined by the applicable standards of the SEC and the NYSE American. Our board of directors has determined that Mr. Baumgardner is an “audit committee financial expert,” as defined under Item 407(d) of Regulation SK.

Our board of directors has adopted a written charter under which the audit committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the NYSE American, is available on our website at ir.nrcg.com.

Compensation Committee

Our compensation committee is a standing committee of our board of directors. Our compensation committee currently consists of Messrs. Shor, Glickman and O’Neil, with Mr. Shor serving as committee chairman. All members of our compensation committee are independent as defined by the applicable standards of the SEC and the NYSE American.

Our board of directors has adopted a written charter under which the compensation committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the NYSE American, is available on our website at ir.nrcg.com.

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee is a standing committee of our board of directors. Our corporate governance and nominating committee consists of Messrs. Harman, Shor and Hennessy, with Mr. Harman serving as committee chairman. All members of our corporate governance and nominating committee are independent as defined by the applicable standards of the SEC and the NYSE American.

Our board of directors has adopted a written charter under which the nominating and corporate governance committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the NYSE American, is available on our website at ir.nrcg.com.

Subject to the terms of our Series A Convertible Preferred Stock or as contemplated by and pursuant to the terms of the Investor Rights Agreement, stockholders may recommend individuals for consideration as potential director candidates only by providing timely notice in writing to the Secretary of the Company at 952 Echo Lane, Suite 460, Houston, Texas 77024. Assuming that proper notice has been provided on a timely basis, the corporate governance and nominating committee will evaluate a prospective nominee suggested by any stockholder in the same manner and against the same criteria as any other prospective nominee identified by our corporate governance and nominating committee from any other source.

To be timely, a stockholder’s notice must be received by the Secretary at the principal executive offices of the Company (1) in the case of an annual meeting of the stockholders, not less than 90 days, nor more than 120 days, prior to the anniversary of the immediately preceding annual meeting of the stockholders; provided, however, that in the event that the date of the annual meeting of stockholders is more than 30 days before or after such anniversary date, notice by the stockholder must be so received not later than the later of (a) the close of business on the 90th day before the annual meeting of stockholders or (b) the close of business on the tenth day following the date on which public announcement of the date of the annual meeting of stockholders was first given or made by the Company, and (2) in the case of a special meeting of the stockholders called for the purpose of electing directors, not later than the close of business on the tenth day following the date on which public announcement of the date of the special meeting was first given or made by the Company.

A stockholder’s written nomination notice to the Secretary of the Company must set forth: (1) as to each person whom the stockholder proposes to nominate for election or reelection as a director, (a) the name, age, business address and residence address of the person, (b) the principal occupation or employment of the person, (c) the class and number of shares of capital stock of the Company that are beneficially owned by the person and (d) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to Section 14(a) of the Exchange Act and the rules and regulations of the SEC promulgated thereunder; and (2) as to the stockholder giving the notice, (a) the name and record address of the stockholder, (b) the class and number of shares of capital stock of the Company that are beneficially owned by the stockholder, (c) a description of all arrangements or understandings relating to the nomination, (d) a representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice and (e) and other information relating to such stockholder that would be required to be disclosed in a proxy statement or other filings required to be disclosed in solicitations for proxies for election of directors pursuant to Section 14(a) of the Exchange Act and the rules and regulations of the SEC promulgated thereunder. Such notice must be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected. No person nominated by a stockholder shall be eligible for election as a director of the Company unless nominated in accordance with these procedures, which are set forth in full in our Bylaws. The chairman of the meeting shall, if the facts warrant, determine that a nomination was not made in accordance with the applicable procedures and, if he should so determine, he shall so declare at the meeting, and the defective nomination shall be disregarded.

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to our directors, officers, employees, agents and representatives, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions (collectively, the “covered persons”). Any amendments to or waivers from a provision of our Code of Ethics that applies to our covered persons and that relates to the elements of Item 406(b) of Regulation S-K will be disclosed on our website promptly following the date of such amendment or waiver.

A copy of the Code of Ethics, which satisfies the applicable standards of the SEC and the NYSE American, is available on our website at ir.nrcg.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Exchange Act, requires the Company’s executive officers and directors and persons who own more than 10% of a registered class of its equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company and the written representations received from the directors and executive officers, the Company believes that during the fiscal year ended December 31, 2018, all reports required to be filed by Section 16(a) were filed on a timely basis.

Item 11.	Executive Compensation

Executive and Director CompensatioN

This section discusses the material components of the fiscal year 2018 executive compensation programs for the Company’s named executive officers who are identified in the 2018 Summary Compensation Table below.

The Company has opted to comply with the executive compensation disclosure rules applicable to emerging growth companies as the Company is an emerging growth company. The scaled down disclosure rules are those applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for the Company’s principal executive officer and its two most highly compensated executive officers, other than the principal executive officer, whose total compensation for the fiscal year ended December 31, 2018 exceeded $100,000. Christian Swinbank is the Company’s principal executive officer. During fiscal 2018, the two most highly compensated executive officers of the Company other than Mr. Swinbank were Paul Taveira and Robert Nelson. Messrs. Swinbank, Taveira and Nelson are referred to in this proxy statement as the Company’s named executive officers.

The following table provides information regarding the compensation awarded to, or earned by, our named executive officers for fiscal years 2018 and 2017.

2018 SUMMARY COMPENSATION TABLE

Name and Principal position	Fiscal year	Salary ($)	Bonus ($)(1)	Stock awards ($)	Option awards ($)	Non-equity incentive plan ($)(2)	Non-qualified deferred compensation earnings ($)	All other compensation ($)(3)	Total ($)
Christian Swinbank	2018	358,096	1,000,000	-	-	385,000	-	720	1,743,816
Chief Executive Officer	2017	287,500	-	-	-	150,000	-	-	437,500

Paul Taveira(4)	2018	375,000	3,658,856	-	-	-	-	8,524	4,042,380
Former President Of NRC	2017	375,000	-	-	-	260,000	-	8,724	643,724

Robert Nelson	2018	300,000	2,816,273	-	-	225,000	-	12,700	3,353,973
President of Sprint	2017	270,000	-	-	-	202,500	-	-	472,500

(1)	Amounts in this column represent bonuses paid to our named executive officers in fiscal year 2018 in connection with the Business Combination. See “Transaction Bonuses” below for a description of Messrs. Swinbank and Taveira’s bonus amounts. See the description of Mr. Nelson’s employment agreement which includes a description of the bonus he received in connection with the Business Combination under “Employment Agreements with Named Executive Officers” below.
(2)	Amounts in this column represent the annual bonus compensation paid to our named executive officers in respect of the fiscal years 2017 and 2018 performance periods. Mr. Taveira did not earn a bonus in respect of fiscal 2018. See “Annual Bonus Compensation” below for a description of these bonus arrangements. The amount in this column for Mr. Taveira’s bonus earned in respect of fiscal 2017 has been updated from what was disclosed in our 2017 Summary Compensation Table. The amount disclosed for Mr. Taveira’s annual bonus in our 2017 Summary Compensation Table was the amount paid to Mr. Taviera in fiscal 2017 in respect of the fiscal 2016 performance period rather than the amount earned by Mr. Taveira in respect of the fiscal 2017 performance period which was paid to him in fiscal 2018.
(3).	For Mr. Swinbank, the amount in this column represents cell phone allowances. For Mr. Nelson, the amount in this column represents $12,000 for automobile allowances and $700 for cell phone allowances. For Mr. Taveira, the amounts in this column represent $7,950 and $7,750 for matching contributions under the NRC 401(k) Plan in fiscal 2017 and fiscal 2018 respectively and $774 for payments from group term life Insurance premiums in each year. The amount disclosed in this column for Mr. Taveira in respect of 2017 has been updated from what was disclosed in our 2017 Summary Compensation Table. The amount disclosed in our 2017 Summary Compensation Table excluded $774 for his group term life insurance for fiscal 2017.
(4)	Mr. Taveira terminated employment from the Company effective February 13, 2019.

Annual Bonus Compensation

For fiscal 2018, Messrs. Swinbank and Nelson were eligible for annual cash bonuses based on achievement of specific EBITDA and free cash flow targets of Sprint as determined by the board of managers of Sprint. For purposes of determination of Mr. Swinbank’s and Mr. Nelson’s cash bonus awards for fiscal 2018, EBITDA means net income before interest, taxes, depreciation and amortization of Sprint. The board of managers of Sprint approves the financial performance targets on an annual basis. For fiscal 2018, the compensation committee of the board of managers of Sprint established target bonuses for each of Messrs. Swinbank and Nelson of 50% of their salaries. Upon entering his new employment agreement with the Company on July 18, 2018, Mr. Swinbank’s target bonus increased to 100% of his increased salary for the remainder of fiscal 2018. Messrs. Swinbank and Nelson’s cash bonuses for fiscal 2018 were based 70% on Sprint’s EBITDA and 30% on Sprint’s free cash flow. The following table includes the scale used for determining Mr. Swinbank’s and Mr. Nelson’s total annual cash bonus for fiscal 2018. Bonus payouts for performance between 90% and 100% of target and 100% and 125% of target were determined on a linear basis.

Percent of Target EBITDA and Free Cash Flow	Payout of Target Percentage
Less than 90% of target	0%
90% of target	75%
100% of target	100%
125% or greater of target	150%

For fiscal 2018, Mr. Taveira was eligible for two annual cash bonuses: one determined based on achievement of EBITDA and free cash flow targets of NRC (exclusive of NRC’s marine spill response business) (the “Base Bonus”) as determined by the board of directors of NRC and one determined based on performance of NRC’s marine spill response business (the “Response Bonus”). For purposes of determination of Mr. Taveira’s cash bonuses for fiscal 2018, EBITDA means net income before interest, taxes, depreciation and amortization of NRC, either exclusive of NRC’s marine spill response business or inclusive only of NRC’s marine spill response business. For fiscal 2018, the compensation committee of the board of directors of NRC established a target for Mr. Taveira’s Base Bonus of 80% of his salary. Mr. Taveira’s Base Bonuses were based 60% on NRC’s EBITDA, 30% on NRC’s free cash flow, and 10% on the discretion of the compensation committee of the board of directors of NRC. The following table includes the scale used for determining Mr. Taveira’s Base Bonus for fiscal 2018. Bonus payouts for performance between 85% and 100% of target and 100% and 125% of target were determined on a linear basis.

Percent of Target EBITDA and Free Cash Flow	Payout of Target Percentage
Less than 85% of target	0%
85% of target	60%
100% of target	100%
125% or greater of target	150%

For fiscal 2018, the compensation committee of the board of directors of NRC established a target for Mr. Taveira’s Response Bonus of 80% of his salary. Mr. Taveira’s Response Bonus was based 60% on EBITDA of NRC’s marine spill response business, 30% on free cash flow of NRC’s marine spill response business, and 10% on the discretion of the compensation committee of the board of directors of NRC. The following table includes the scale used for determining Mr. Taveira’s Response Bonus for fiscal 2018. Bonus payouts for performance between 85% and 100% of target and 100% and 2,000% of target were determined on a linear basis.

Percent of Target EBITDA and Free Cash Flow	Payout of Target Percentage
Less than 85% of target	0%
85% of target	60%
100% of target	100%
2,000% or greater of target	850%

After the financial results for the preceding fiscal year are available, our compensation committee meets in order to determine the bonuses to be paid for the preceding fiscal year’s performance and such bonuses are paid following the end of each fiscal year (after receipt of the audited financial statements). In addition to reviewing whether the established financial targets are met, our compensation committee has sole discretion to adjust the actual award amounts based on such other criteria as our compensation committee deems relevant. Messrs. Swinbank’s, and Nelson’s cash bonus based in respect of fiscal 2018 performance were paid in fiscal 2019, upon completion of Sprint’s audited financial statements for fiscal 2018. Mr. Taveira did not earn a bonus in respect of fiscal 2018. The cash bonuses paid to each of Messrs. Swinbank and Nelson in 2019 in respect of performance for fiscal 2018 are reported in the “Non-Equity Incentive Plan Compensation” column of the 2018 Summary Compensation Table above.

Equity Compensation

None of our named executive officers received equity compensation in fiscal year 2018, and none of our named executive officers had any equity compensation in the Company outstanding at the end of fiscal year 2018. The Company anticipates making equity compensation grants to our named executive officers (excluding Mr. Taveira) in fiscal year 2019 following filing a Form S-8 with the Securities Exchange Commission. Such grants are expected to be in the form of restricted stock units that vest in three annual installments conditioned upon continued employment through each vesting date.

JFL-NRC, which was the ultimate parent company of NRC prior to the Business Combination, granted Class B common units (profits interests) (“NRC Restricted Units”) to certain key employees of NRC, including Mr. Taveira. The NRC Restricted Units entitle the holders thereof to participate in distributions of JFL-NRC after the members of JFL-NRC have received the return of a specified amount of cash and any capital contributions that they may have made (referred to as the “Threshold Amount”). Mr. Taveira was granted 72 NRC Restricted Units on May 28, 2015 with a Threshold Amount of $2,100,000. As of the end of fiscal year 2018, Mr. Taveira’s NRC Restricted Units had no intrinsic value, although, Mr. Taveira could receive distributions in respect of his NRC Restricted Units in the future if and when the members of JFL-NRC receive the specified Threshold Amount.

Tax-Qualified Retirement Plan

NRC maintains a tax-qualified retirement savings plan, the NRC 401(k) Savings Plan (the “NRC 401(k) Plan”), under which participating employees may contribute up to 60% of their eligible compensation into their NRC 401(k) Plan accounts. In addition, under the NRC 401(k) Plan, the Company matches amounts contributed by the participant up to a certain percent of compensation, not to exceed the statutory maximum. NRC currently makes matching contributions under the NRC 401(k) Plan at a rate of 50% of the first 6% of eligible compensation contributed by participants. As described in the 2018 Summary Compensation Table, Mr. Taveira participated in the NRC 401(k) Plan and received allocations of matching contributions under the NRC 401(k) Plan in the amounts of $7,950 and $7,750 for fiscal 2017 and fiscal 2018 respectively. Messrs. Swinbank and Nelson first became eligible to participate in the NRC 401(k) Plan beginning on January 1, 2019.

Employment Agreements with Named Executive Officers

Mr. Swinbank and the Company entered into an employment agreement on July 18, 2018. Mr. Swinbank’s employment agreement provides that he serves as the Chief Executive Officer of the Company at a base salary of $412,000, subject to increases as determined by the compensation committee of our board of directors. Mr. Swinbank’s target annual bonus for fiscal 2019 will be 100% of his base salary, and his target annual bonus for future fiscal years will be determined by the compensation committee of our board of directors. Mr. Swinbank’s annual compensation and target bonus opportunity were increased consistent with his increased responsibilities in becoming the Chief Executive Officer of the Company following the Business Combination. Mr. Swinbank’s employment agreement commenced on July 18, 2018 and continues until July 18, 2021 unless Mr. Swinbank’s employment is terminated prior to such date. On July 18, 2021 and on each anniversary thereof, Mr. Swinbank’s employment agreement will automatically renew for a one-year period unless Mr. Swinbank or the Company provides sixty days advance notice of non-renewal of the employment period.

If Mr. Swinbank’s employment with the Company is terminated by the Company without cause or if Mr. Swinbank terminates his employment with the Company for good reason, in each case, other than in connection with a change in control of the Company, Mr. Swinbank will be entitled to receive severance compensation in an amount equal to 150% multiplied by the sum of his base salary and target annual bonus. Such severance compensation is payable in eighteen equal monthly installments and is contingent upon Mr. Swinbank’s timely execution and non-revocation of a general release of claims in favor of the Company. If (i) Mr. Swinbank’s employment with the Company is terminated by the Company without cause or if Mr. Swinbank terminates his employment with the Company for good reason, in each case, within 24 months following a change of control of the Company or (ii) Mr. Swinbank’s employment with the Company is terminated by the Company without cause within 3 months prior to a change in control of the Company, Mr. Swinbank will be entitled to receive severance compensation in an amount equal to 200% multiplied by the sum of his base salary and target annual bonus. Such severance compensation is payable in 24 equal monthly installments and is contingent upon Mr. Swinbank’s timely execution and non-revocation of a general release of claims in favor of the Company.

Additionally, in the event of Mr. Swinbank’s involuntary termination of employment by the Company without cause or voluntary termination of employment for good reason at any time, Mr. Swinbank will be entitled to reimbursement for the costs of COBRA medical insurance premiums for up to eighteen months of continued participation by Mr. Swinbank and his eligible dependents in the Company’s medical insurance plan. Mr. Swinbank’s employment agreement also includes an obligation that Mr. Swinbank not compete with the Company or solicit the Company’s employees or customers while employed and for a period of eighteen months following his termination of employment. If any amounts payable to Mr. Swinbank would be subject to an excise tax under Section 4999 of the Internal Revenue Code, then either (1) the payments will be reduced by the amount needed to avoid triggering such excise tax, or (2) there will be no reduction of the payments, depending on which alternative leaves Mr. Swinbank in the best after-tax position.

Mr. Nelson and Sprint entered into an employment agreement on August 29, 2016 that provides that he serves as Sprint’s Chief Operating Officer at a base salary of $240,000, subject to annual increases as determined by the compensation committee of the board of managers of Sprint in its discretion. On July 1, 2017, Mr. Nelson’s title was changed to President of Sprint and his base salary was increased to $300,000. Mr. Nelson’s employment agreement commenced on August 29, 2016 and ends on the date his employment with Sprint terminates for any reason. According to his employment agreement, if Mr. Nelson’s employment is terminated involuntarily without cause or if Mr. Nelson terminates his employment for good reason, Mr. Nelson will be entitled to receive severance compensation equal to 12 months of his current base salary.

Sprint entered into an amendment to Mr. Nelson’ s employment agreement that superseded and replaced the performance bonus provisions therein in their entirety and provided that Mr. Nelson receive a bonus equal to $2,616,273 following the closing of the Business Combination, which was determined based on the agreed to expected return-on-invested capital to JFL Equity Investors III, L.P., provided that (1) the Business Combination was completed, (2) he remained employed by Sprint through the closing of the Business Combination or was involuntarily terminated without cause prior to such closing and (3) he executed a release with respect to his rights (if any) to receive any further transaction bonus or performance bonus payments in respect of the Business Combination. Mr. Nelson’s $2,616,273 bonus was paid to him in October 2018 following completion of the Business Combination.

Mr. Taveira and NRC entered into an employment agreement on May 28, 2015 that provided he served as NRC’s President and Chief Executive Officer at a base salary of $325,000, subject to annual increases as determined by the compensation committee of the board of directors of NRC in its discretion. Mr. Taveira’s base salary was increased to $375,000 for fiscal 2017 and remained at that level for fiscal 2018. Mr. Taveira’s employment agreement commenced on May 28, 2015 and ended upon his termination of employment on February 13, 2019.

Mr. Taveira’s employment agreement provided that he was eligible to receive two annual cash bonus awards based on a target percentage of his base salary in accordance with the bonus plan set by the compensation committee of the board of directors of NRC which is further explained above under the heading “Annual Bonus Compensation.” Upon Mr. Taveira’s termination of employment on February 13, 2019, he became entitled to receive severance compensation equal to 12 months of his then current base salary.

Transaction Bonuses

In connection with the Business Combination, Messrs. Swinbank and Nelson received $300,000 and $200,000 bonus payments respectively in consideration of the extra duties and responsibilities performed by them to complete a one-time dividend distribution. Sprint entered into an additional letter agreement with Mr. Swinbank on July 18, 2018 that provided Mr. Swinbank was entitled to a $700,000 transaction bonus payment if certain requirements were met in connection with the Business Combination. In order for Mr. Swinbank to be eligible to receive such transaction bonus payment, the following conditions were satisfied: (1) the Business Combination was completed; (2) Mr. Swinbank remained employed by Sprint through the consummation of the Business Combination; and (3) Mr. Swinbank executed a general release of claims in favor of Sprint and its affiliates. Mr. Swinbank’s $700,000 bonus was paid to him in October 2018 following completion of the Business Combination.

NRC entered into a letter agreement with Mr. Taveira dated February 12, 2018 that provided that Mr. Taveira was entitled to a transaction bonus if certain requirements were met upon a change in control of NRC. NRC entered into an amendment to Mr. Taveira’ s transaction bonus letter agreement that superseded and replaced his transaction bonus letter agreement dated February 12, 2018 in its entirety. Such amendment provided that Mr. Taveira was entitled to receive a bonus equal to $3,658,856 following consummation of the Business Combination, which was determined based on the agreed to expected return-on-invested capital to certain JFLCo affiliated investment funds in connection with the Business Combination, provided that (1) the Business Combination was completed, (2) he remained employed by NRC through the consummation of the Business Combination or was involuntarily terminated without cause prior to consummation of the Business Combination and (3) he executed a release with respect to his rights (if any) to receive any further transaction bonus payments in respect of the Business Combination. Mr. Taveira’s $3,658,856 bonus was paid to him in October 2018 following completion of the Business Combination.

Director Compensation

On October 17, 2018, our board of directors approved a director compensation policy providing that our non-employee directors will each receive an annual cash retainer of $75,000 and an annual equity grant with a grant date fair market value equal to $50,000. In addition, our director compensation policy provides our audit committee chairman will receive an additional annual cash retainer of $15,000; our compensation committee chairman will receive an additional annual cash retainer of $10,000; our corporate governance and nominating committee chairman will receive an additional annual cash retainer of $10,000; and the chairman of our board of directors will receive an additional annual cash retainer of $50,000.

The following table sets forth compensation paid to our non-employee directors for service on our board of directors during fiscal 2018. For fiscal 2018, our directors only received cash compensation for service provided during the fourth quarter of fiscal 2018 and did not receive any cash compensation for the first three quarters of fiscal 2018 and received no equity compensation for the entire year. Mr. Swinbank did not receive any compensation for service on our board of directors for fiscal 2018. We expect to grant equity compensation to our non-employee directors in fiscal 2019 following filing a Form S-8 with the Securities Exchange Commission.

Name	Fees Earned or Paid in Cash ($)(1)
James R. Baumgardner	35,000
Michael J. Bayer	18,750
James O’Neil III	18,750
Daniel J. Hennessy	18,750
Alex Harman	21,250
Glenn Shor	21,250
Donald Glickman	18,750
John Rapaport	18,750

(1)	For Mr. Baumgardner, amounts in this column represent $18,750 for service on our board of directors, $3,750 for service as the chairman of our audit committee and $12,500 for service as the chairman of our board of directors, for the fourth quarter of fiscal 2018. For each of Messrs. Bayer, O’Neil, Hennessy, Glickman and Rapaport, amounts in this column represent payment for service on our board of directors for the fourth quarter of fiscal 2018. For Mr. Harman, amounts in this column represent $18,750 for service on our board of directors and $2,500 for service as the chairman of our corporate governance and nominating committee, for the fourth quarter of fiscal 2018. For Mr. Shor, amounts in this column represent $18,750 for service on our board of directors and $2,500 for service as the chairman of our compensation committee, for the fourth quarter of fiscal 2018.

Compensation Committee Interlocks and Insider Participation

During fiscal 2018, our compensation committee consisted of Glenn M. Shor, Donald Glickman and James O’Neil III. None of the members of our compensation committee is, nor was during fiscal 2018, an officer or employee of the Company. None of the members of our compensation committee was formerly an officer of the Company. None of our executive officers serves, or during fiscal 2018 served, as a member of a board of directors or compensation committee of any entity that has, or during fiscal 2018 had, one or more executive officers serving as a member of our board of directors or compensation committee.

Two members of our compensation committee, Messrs. Shor and Glickman, were nominated to our board of directors by our largest stockholder, JFLCo, pursuant to the terms of the Investor Rights Agreement. For more information, see the section entitled “—Related Person Transactions” in Part III, Item 13 of this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2018, the number of shares of our common stock that may be issued under our equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	3,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	3,000,000

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of March 7, 2019 (unless otherwise indicated) by:

●	each person who is known by the Company to be the beneficial owner of more than 5% of our common stock;

●	each of the Company’s directors and executive officers; and

●	all executive officers and directors of the Company as a group.

The beneficial ownership of our common stock, subject to the exclusions below, is based on 36,902,544 shares of common stock issued and outstanding as of March 14, 2019.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options, warrants or other derivative securities that are currently exercisable or convertible or exercisable or convertible within 60 days.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Name and Address of Beneficial Owners(1)	Number of Shares	%
Entities affiliated with J.F. Lehman & Company, LLC (2)	26,331,853	67.0%
Nomura Securities International, Inc. (3)	3,219,113	8.5%
Polar Asset Management Partners Inc. (4)	2,025,875	5.2%
SBTS, LLC(5)	5,703,415	13.9%
James R. Baumgardner (7)	5,000	*
Michael Bayer	--	*
Donald Glickman	--	*
C. Alexander Harman (2)	--	*
Daniel J. Hennessy	1,271,961	3.4%
Robert V. Nelson III	--	*
Joseph Peterson	--	*
James F. O’Neil III	168,930	*
John R. Rapaport (5)	--	*
Glenn M. Shor (2)	--	*
Christian Swinbank	--	*
Paul Taveira (6)	--	*
All directors and officers as a group (11 persons)	1,445,891	3.9%

*	Indicates percentage of less than one percent

(1)	Unless otherwise notes, the business addresses of each of the following entities or individuals is 952 Echo Lane, Suite 460, Houston, Texas 77024.

(2)	(A) Includes 21,873,680 shares of common stock held by JFL-NRC-SES Partners, LLC (“JFL Partners”). JFL Partners may be deemed to be controlled by its sole members, JFL-NRC Partners, LLC (“JFL-NRC”) and JFL-SES Partners, LLC (“JFL-SES”). JFL-SES is controlled by JFL-SES Holdings, LLC (“JFL-SES Holdings”), which is controlled by its member JFL-SES (JA) Holdings, LLC (“JFL-SES (JA)”), which is controlled by its sole member JFL-SES Int. (JA) Holdings, LLC (“JFL-SES Int.”), which is controlled by its member JFL AIV Investors III-JA, L.P. (“JFL AIV JA”). JFL-NRC is controlled by its member JFL-NRC (JA) Holdings, LLC (“JFL-NRC (JA)”), which is controlled by its sole member JFL-NRC Int. (JA) Holdings, LLC (“JFL-NRC Int.”), which is controlled by its member JFL AIV JA. JFL AIV JA is controlled by its general partner, JFL GP Investors III, LLC (“Ultimate GP III”). Ultimate GP III is controlled by its managers Messrs. John F. Lehman, Louis N. Mintz, Stephen L. Brooks and C. Alexander Harman. (B) Includes (x) 165,568 shares of common stock and (y) 193,064 shares of common stock issuable upon conversion of 24,133 shares of Series A Convertible Preferred Stock, held by JFL-NRCG Holdings III, LLC (“JFL-NRCG III”). JFL-NRCG III may be deemed to be controlled by its managing member, JFL-NRCG Annex Fund, LP (“Annex Fund”). Annex Fund is controlled by its general partner, Ultimate GP III. (C) Includes (x) 1,892,605 shares of common stock and (y) 2,206,936 shares of common stock issuable upon conversion of 275,867 shares of Series A Convertible Preferred Stock, held by JFL-NRCG Holdings IV, LLC (“JFL-NRCG IV”). JFL-NRCG IV may be deemed to be controlled by its managing member, JFL Equity Investors IV, LP (“JFL Equity Investors IV”). JFL Equity Investors IV is controlled by its general partner, JFL GP Investors IV (“Ultimate GP IV”). Ultimate GP IV is controlled by its managers Messrs. John F. Lehman, Louis N. Mintz, Stephen L. Brooks and C. Alexander Harman. Each of Messrs. C. Alexander Harman and Glenn M. Shor is employed by JFLCo, holding the positions of partner and managing director, respectively. Neither Mr. Harman nor Mr. Shor individually direct the voting or disposition of the shares held of record by the entities affiliated with JFLCo in this footnote #2 and disclaim beneficial ownership of the shares held by such entities except to the extent of their pecuniary interest therein.

The principal business address of each entity listed in this Footnote #2 is c/o J.F. Lehman & Company, LLC, 110 East 59th Street, 27th Floor, New York, NY 10022. Each of JFL Partners, JFL-NRC, JFL-SES, JFL-SES Holdings, JFL-SES (JA), JFL-SES Int., JFL AIV JA, JFL-NRC (JA), JFL-NRC Int., Ultimate GP III, JFL-NRCG III, Annex Fund, JFL-NRCG IV, JFL Equity Investors IV, Ultimate GP IV and each of Messrs. Lehman, Mintz, Brooks and Harman disclaims beneficial ownership of the shares held by JFL Partners, JFL-NRCG III and JFL-NRCG IV, except to the extent of their pecuniary interest therein.

(3)	According to information provided to the Company on March 18, 2019, includes (x) 2,159,113 shares of common stock held by Nomura Securities International, Inc. (“Nomura”) and (y) 1,060,000 shares of common stock issuable upon conversion of 132,500 shares of Series A Convertible Preferred Stock held by Nomura. Nomura is a wholly owned indirect subsidiary of Nomura Holdings, Inc., which accordingly may be deemed to beneficially own the shares beneficially owned by Nomura. Nomura is a registered broker dealer and a FINRA member firm, and may be viewed as a statutory underwriter under the Securities Act. The principal business address of Nomura is 309 West 49th Street, New York, NY 10019.

(4)	According to a Schedule 13G/A filed on February 11, 2019, includes 2,025,875 shares of common stock underlying warrants. Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) and certain managed accounts (together with PMSMF, the “Polar Vehicles”), with respect to the common stock underlying the warrants directly held by the Polar Vehicles.

(5)	Includes (x) 1,463,415 shares of common stock and (y) 4,240,000 shares of common stock issuable upon the conversion of 530,000 shares of Series A Convertible Preferred Stock. These securities are held directly by SBTS, LLC (“SBTS”). Stephen C. Freidheim may be deemed to indirectly beneficially own the securities directly held by SBTS because Mr. Freidheim may be deemed to have voting and investment power over such securities as the sole member of Cyrus Capital Partners GP, L.L.C. (“Cyrus Capital GP”) and the Chief Investment Officer of Cyrus Capital Partners, L.P. (“Cyrus Capital”). Cyrus Capital GP is the general partner of Cyrus Capital and Cyrus Capital is the Manager of SBTS. John R. Rapaport is a partner in Cyrus Capital. However, Mr. Rapaport does not have voting and/or investment power over the shares directly held by SBTS and therefore may not be deemed to be the beneficial owner of such shares.

(6)	Effective February 13, 2019, Mr. Taveira resigned from all positions he held with the Company.

(7)	Shares of common stock are held by The Baumgardner Family Revocable Trust, dated December 6, 2006, as amended, of which Mr. Baumgardner serves as a co-trustee.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Related Person Transactions

Investment affiliates of JFLCo own 67.0% of our outstanding common stock as of March 15, 2019. Prior to the completion of the Business Combination, JFLCo provided management and consulting services to our subsidiary, NRC Group, for which it paid JFLCo, in aggregate, approximately $1.4 million in the fiscal year ended December 31, 2018. No payments were made by us or NRC Group to JFLCo or any of its affiliates following the closing of the Business Combination.

Prior to the completion of the Business Combination, our subsidiary, NRC Group, paid a one-time dividend distribution (the “2018 Dividend”) on June 11, 2018 in an aggregate cash amount of $86.5 million to investment affiliates of JFLCo as part of the combination of NRC and Sprint. No payments were made by NRC Group to JFLCo or any of its affiliates following the closing of the Business Combination. See Notes 2 and 8 to our consolidated financial statements included elsewhere in this Report for additional information.

Prior to the completion of the Business Combination, our subsidiary, NRC Group, entered into an agreement, dated as of July 18, 2018, with Christian Swinbank, NRC Group’s chief executive officer at the time, whereby NRC Group purchased land owned by Mr. Swinbank located in Coyanosa, Texas for a total purchase price of $500,000, which was the same amount paid by Mr. Swinbank to acquire that property. No payments were made by NRC Group to Mr. Swinbank following the closing of the Business Combination. The property will be developed as a landfill facility and used to support the services provided by our Sprint segment.

Purchase Agreement

On October 17, 2018 (the “Closing Date”), we consummated the Business Combination and related transactions. Pursuant to the Purchase Agreement, the total purchase price of $394.7 million was paid to JFL Partners in a combination of cash ($170.9 million) and in shares of our common stock (21,873,680 shares valued at a total of $223.7 million). The Purchase Agreement also provides that JFL Partners may receive additional shares of our common stock upon the satisfaction of certain post-closing events described in the Purchase Agreement. The value of each additional share will be an amount equal to the volume-weighted average price per share of our common stock on the NYSE American for the five consecutive trading days preceding (but not including) the date on which the additional shares are payable. JFL Partner’s right to receive additional shares pursuant to this earn-out right became fixed and irrevocable on the Closing Date of the Business Combination.

Sponsor Warrant Exchange and Share Forfeiture Agreement

On October 17, 2018, Hennessy Capital Partners III LLC (“HCAC Sponsor”), pursuant to that certain Sponsor Warrant Exchange and Share Forfeiture Agreement, dated June 25, 2018 (the “Sponsor Warrant Exchange and Share Forfeiture Agreement”), by and between the Company and HCAC Sponsor, exchanged 9,600,000 outstanding warrants (the “private placement warrants”) issued to HCAC Sponsor in the private placement that occurred simultaneously with the consummation of our initial public offering for 1,920,000 newly issued shares of our common stock and forfeited to us an equivalent number of existing founder shares held by HCAC Sponsor for cancellation. The effect of the Sponsor Warrant Exchange and Share Forfeiture Agreement was to effectively cancel all of the outstanding private placement warrants for no consideration upon consummation of the Business Combination.

Backstop and Subscription Agreement

On June 25, 2018, we entered into the Backstop and Subscription Agreement (the “Backstop and Subscription Agreement”) with Nomura, which provided for the issuance and sale to institutional accredited investors of $75.0 million shares of our Series A Convertible Preferred Stock, with the possibility of additional shares of the our common stock or shares of Series A Convertible Preferred Stock in a private placement. The Series A Convertible Preferred Stock purchased under the Cyrus Subscription Agreement (as defined below) and other subscription agreements reduced the equity commitment by Nomura, which resulted in Nomura purchasing $13.25 million of shares of our Series A Convertible Preferred Stock. Pursuant to the Backstop and Subscription Agreement, Nomura also subscribed for an additional $25.0 million of shares of our common stock to serve as a backstop (the “Backstop Commitment”), which could be exercised at our option and would be fulfilled either through the issuance of newly issued shares of our common stock or through open market purchases. On October 15 and 16, 2018, we exercised the Backstop Commitment in full, and Nomura purchased $25.0 million of shares of our common stock on the open market.

Cyrus Subscription Agreement

On August 24, 2018, we entered into a subscription agreement (the “Cyrus Subscription Agreement”) with Cyrus Capital (together with Nomura, the “PIPE Investors”), which provided for the issuance and sale by the registrant to Cyrus Capital, or to any affiliate of Cyrus Capital or to any fund and/or accounts that are managed, advised, or sub-advised by Cyrus Capital (collectively with Cyrus Capital, “Cyrus”) of $53.0 million of shares of our Series A Convertible Preferred Stock and approximately $15.0 million of newly issued shares of our common stock.

JFL Subscription Agreement

On June 25, 2018, we entered into a subscription agreement (the “JFL Subscription Agreement”) with HCAC Sponsor and JFLCo, which provided that JFLCo or one or more of its affiliated investment funds may elect (1) to purchase from the Company (A) up to 300,000 newly issued shares of Series A Convertible Preferred Stock for an aggregate purchase price of approximately $29.1 million and (B) up to 1,951,220 newly issued shares of our common stock for an aggregate purchase price of approximately $20.0 million; and (2) in connection with any such purchase, receive from HCAC Sponsor 106,953 additional shares of our common stock, for no consideration, in accordance with the terms of the JFL Subscription Agreement. JFLCo elected to exercise its rights under the JFL Subscription Agreement in full through certain of its affiliated funds (together with JFL Partners, the “JFL Funds”) for an aggregate purchase price of approximately $49.1 million. The transactions contemplated by the JFL Subscription Agreement were consummated on October 17, 2018.

Investor Rights Agreement

On October 17, 2018, we entered into the Investor Rights Agreement with JFL Partners and JFLCo. The Investor Rights Agreement provides that JFLCo, on behalf of JFL Partners and each JFL entity that holds shares of our capital stock, shall have the right to nominate to our board of directors a number of designees so long as JFL collectively beneficially owns 10% or more of our common stock. Pursuant to the Investor Rights Agreement, JFLCo has nominated the following current directors: James R. Baumgardner, Michael J. Bayer, Donald Glickman, C. Alexander Harman and Glenn M. Shor.

Registration Rights Agreement

At the closing of the Business Combination, we entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”) with each of our initial stockholders, HCAC Sponsor, the Pipe Investors and the JFL Funds (collectively, the “Restricted Stockholders”). The Registration Rights Agreement provides the Restricted Stockholders with certain demand, shelf and piggyback registration rights with respect to our common stock owned by each Restricted Stockholder.

Indemnification Agreements

We have entered into customary indemnification agreements with each of our directors and executive officers, effective October 17, 2018. Each indemnification agreement provides that, subject to limited exceptions, we will indemnify each such director and executive officer to the fullest extent permitted by Delaware law, and upon the other undertakings set forth in the indemnification agreement, for claims arising in such person’s capacity as our director and/or officer.

Policies and Procedures for Related Party Transactions

In October 2018, our board of directors adopted a written policy on related party transactions that establishes the policies and procedures for the review and approval or ratification of related person transactions.

A “Related Party Transaction” is a transaction, arrangement or relationship (including charitable contributions and including any series of similar transactions, arrangements or relationships) with the Company in which any Related Party has a direct or indirect material interest except:

●	transactions available to employees generally;

●	transactions involving less than $50,000 when aggregated with all related or similar transactions, except if receipt of any amount would result in a director no longer being considered independent under the NYSE American rules or would disqualify a director from serving as a member of a committee of our board of directors;

●	transactions involving compensation or indemnification of executive officers and directors duly authorized by our board of directors or an authorized committee of the board of directors;

●	transactions involving reimbursement for routine expenses in accordance with Company policy; and

●	purchases of any products on terms generally available to third parties.

“Related Parties” include:

●	directors (and nominees for director) and executive officers of the Company;

●	immediate family members of such directors, nominees for director and executive officers, including an individual’s spouse, parents, step-parents, children, step-children, siblings, mothers- and fathers-in law, sons- and daughters-in law, brothers- and sisters-in law and other persons (except tenants or employees) who share such individual’s household; or

●	a stockholder owning in excess of five percent of the Company’s voting securities or an immediate family member of such a stockholder.

The audit committee of our board of directors has the responsibility to review related party transactions. Any member of the audit committee must recuse himself or herself from consideration of any Related Party Transaction in which he or she (or any of his or her affiliated entities or immediate family members) has a direct or indirect interest. Upon completion of its review of the transaction, the audit committee may determine to permit or to prohibit the transaction.

Director Independence

NYSE American listing standards require that a majority of our board of directors be independent under applicable SEC and NYSE American rules, as affirmatively determined by our board of directors. Our board of directors has determined that Messrs. Baumgardner, Bayer, Glickman, Harman, Hennessy, O’Neil, Rapaport and Shor are independent under applicable SEC and NYSE American rules.

As part of its analysis, our board of directors affirmatively determined that none of the above directors have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and the Company with regard to each director’s business and other outside activities as they may relate to the Company and our management.

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Change

From and after the Closing Date (October 17, 2018) of the Business Combination, our board of directors approved the engagement of Grant Thornton LLP (“GT”) as our independent registered public accounting firm for the fiscal year ended December 31, 2018. Prior to the Closing Date, WithumSmith+Brown, PC (“Withum”) was our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fee Information

The table below sets forth the professional fees billed or expected to be billed to us (1) by GT for services rendered during fiscal 2018 and (2) by Withum for services rendered during fiscal 2017.

	Grant Thornton LLP		WithumSmith +Brown, PC
	2018(a)		2017
Audit	$483,000		$31,000
Audit Related	$910,022	(a)	$–
Tax Fees	$–		$–
All Other Fees	$–		$–

(a)	Audit-related services are comprised of audits for the proxy statement, SX 3-05 interim reviews and accounting consultation. This work was performed prior to being named the registrants auditors.

Audit Fees & Approval Process

The audit committee of our board of directors pre-approves all audit and non-audit services to be performed by the independent auditors in compliance with the Sarbanes-Oxley Act and the SEC rules regarding auditor independence. These services may include audit services, audit-related services, tax services and all other services. The audit committee may delegate the authority to grant any pre-approvals of non-audit and tax engagements to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting. All services provided by Withum prior to the Business Combination and GT following the Business Combination were pre-approved by the audit committee of our board of directors pursuant to these procedures. Any services provided by GT with respect to NRC Group prior to the Business Combination were approved by NRC Group’s prior owners.

PART IV

Item 15.	Exhibits, financial statement schedules

(a)	The following consolidated financial statements are filed in Item 8 of Part II of this report:

Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-1
Report of Independent Registered Public Accounting Firm	F-2
NRC Group Holdings Corp. and Subsidiaries Consolidated Balance Sheets as of December 31, 2018 and 2017.	F-3
NRC Group Holdings Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2018, 2017 and 2016.	F-4
NRC Group Holdings Corp. and Subsidiaries Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Years Ended December 31, 2018, 2017 and 2016.	F-5
NRC Group Holdings Corp. and Subsidiaries Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016.	F-6
Notes to the Consolidated Financial Statements	F-7

Financial Statement Schedules

All schedules are omitted because either they are inapplicable or not required, or because the information required therein is included in the consolidated financial statements and notes thereto.

(b)	Exhibits

Exhibit No.	Exhibit
2.1**	Purchase Agreement, dated as of June 25, 2018, by and between JFL-NRC-SES Partners, LLC and the registrant, incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (File No. 001-38119) filed with the SEC on June 26, 2018.
2.2	First Amendment to Purchase Agreement, dated as of July 12, 2018, by and between JFL-NRC-SES Partners, LLC and the registrant, incorporated by reference to Exhibit 2.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-38119) filed with the SEC on October 10, 2018.
3.1	Second Amended and Restated Certificate of Incorporation of Hennessy Capital Acquisition Corp. III (renamed NRC Group Holdings Corp.), incorporated by reference to the registrant’s Current Report on Form 8-K (File No. 001-38119) filed with the SEC on October 23, 2018.
3.2	Amended and Restated Bylaws of NRC Group Holdings Corp., incorporated by reference to the registrant’s Current Report on Form 8-K (File No. 001-38119) filed with the SEC on October 23, 2018.
3.3	Certificate of Designations, Preferences, Rights and Limitations of 7.00% Series A Convertible Cumulative Preferred Stock of NRC Group Holdings Corp. (and form of certificate for 7.00% Series A Preferred Stock of NRC Group Holdings Corp. attached as Exhibit C thereto), incorporated by reference to the registrant’s Current Report on Form 8-K (File No. 001-38119) filed with the SEC on October 23, 2018.
3.4*	Certificate of Correction of Certificate of Designations, Preferences, Rights and Limitations of 7.00% Series A Convertible Cumulative Preferred Stock of NRC Group Holdings Corp. (formerly known as Hennessy Capital Acquisition Corp. III).
4.1	Amended and Restated Registration Rights Agreement, dated as of October 17, 2018, by and among the registrant, Hennessy Capital Partners III LLC, and certain security holders of the registrant party thereto, incorporated by reference to the registrant’s Current Report on Form 8-K (File No. 001-38119) filed with the SEC on October 23, 2018.
4.2	Investor Rights Agreement, dated as of October 17, 2018, by and among the registrant, JFL-NRC-SES Partners, LLC and J.F. Lehman & Company, LLC, incorporated by reference to the registrant’s Current Report on Form 8-K (File No. 001-38119) filed with the SEC on October 23, 2018.
4.3	Lock-Up Agreement, dated as of October 17, 2018, by and between the registrant and JFL-NRC-SES Partners, LLC, incorporated by reference to the registrant’s Current Report on Form 8-K (File No. 001-38119) filed with the SEC on October 23, 2018.
4.4	Warrant Agreement, dated as of June 22, 2017, between Continental Stock Transfer & Trust Company and the registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-38119) filed on June 28, 2017.
10.1	Credit and Guaranty Agreement, dated as of June 11, 2018, between JFL-NRC Holdings, LLC and SES Holdco, LLC, as borrowers, NRC Group Holdings, LLC, as parent, and the other guarantors party thereto, incorporated by reference to the registrant’s Current Report on Form 8-K (File No. 001-38119) filed with the SEC on October 23, 2018.

10.2	Pledge and Security Agreement, dated as of June 11, 2018, by and among NRC US Holding Company, LLC, Sprint Energy Services, LLC, JFL-NRC Holdings, LLC, SES Holdco, LLC, NRC Group Holdings, LLC, the grantors party thereto from time to time, and BNP Paribas, incorporated by reference to the registrant’s Current Report on Form 8-K (File No. 001-38119) filed with the SEC on October 23, 2018.
10.3	Joinder Agreement, dated as of October 2, 2018, by and among BNP Paribas, NRC US Holding Company, LLC, Sprint Energy Services, LLC, and the guarantors party thereto, incorporated by reference to the registrant’s Current Report on Form 8-K (File No. 001-38119) filed with the SEC on October 23, 2018.
10.4+	Employment Agreement, dated as of July 18, 2018, by and between NRC Group Holdings, LLC and Christian Swinbank, incorporated by reference to the registrant’s Current Report on Form 8-K (File No. 001-38119) filed with the SEC on October 23, 2018.
10.5+	Employment Agreement, dated as of June 22, 2018, by and between NRC Group Holdings, LLC and Joseph Peterson, incorporated by reference to the registrant’s Current Report on Form 8-K (File No. 001-38119) filed with the SEC on October 23, 2018.
10.6+	Employment Agreement, dated as of August 29, 2016, by and between Sprint Energy Services, LLC and Robert V. Nelson III, incorporated by reference to the registrant’s Current Report on Form 8-K (File No. 001-38119) filed with the SEC on October 23, 2018.
10.7+	Employment Agreement, dated as of May 28, 2015, by and between JFL-NRC Holdings, LLC and Paul Taveira, incorporated by reference to the registrant’s Current Report on Form 8-K (File No. 001-38119) filed with the SEC on October 23, 2018.
10.8+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers, incorporated by reference to the registrant’s Current Report on Form 8-K (File No. 001-38119) filed with the SEC on October 23, 2018.
10.9+	NRC Group Holdings Corp. 2018 Equity and Incentive Compensation Plan, incorporated by reference to the registrant’s Current Report on Form 8-K (File No. 001-38119) filed with the SEC on October 23, 2018.
10.10	Intellectual Property Security Agreement, dated as of June 11, 2018, by and among National Response Corporation, NRC NY Environmental Services, Inc., Progressive Environmental Services Inc., and BNP, Paribas, incorporated by reference to the registrant’s Current Report on Form 8-K (File No. 001-38119) filed with the SEC on October 23, 2018.
10.11	Intellectual Property Security Agreement, dated as of June 11, 2018, by and between National Response Corporation and BNP Paribas, incorporated by reference to the registrant’s Current Report on Form 8-K (File No. 001-38119) filed with the SEC on October 23, 2018.
10.12+	Form of Restricted Stock Units Agreement under the NRC Group Holdings Corp. 2018 Equity and Incentive Compensation Plan, incorporated by reference to the registrant’s Current Report on Form 8-K (File No. 001-38119) filed with the SEC on December 21, 2018.
10.13+	Form of Nonqualified Stock Option Agreement under the NRC Group Holdings Corp. 2018 Equity and Incentive Compensation Plan, incorporated by reference to the registrant’s Current Report on Form 8-K (File No. 001-38119) filed with the SEC on December 21, 2018.
21.1	List of subsidiaries of the registrant, incorporated by reference to the registrant’s Current Report on Form 8-K (File No. 001-38119) filed with the SEC on October 23, 2018.
24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Copies of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2019	NRC GROUP HOLDINGS CORP.

	By:	/s/ Christian Swinbank
Name: Christian Swinbank Title: Chief Executive Officer and President (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christian Swinbank and Joseph Peterson, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and reconstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Christian Swinbank	Chief Executive Officer, President and Director	March 25, 2019
Christian Swinbank	(Principal Executive Officer)

/s/ Joseph Peterson	Chief Financial Officer	March 25, 2019
Joseph Peterson	(Principal Financial and Accounting Officer)

/s/ James R. Baumgardner	Chairman of the Board	March 25, 2019
James R. Baumgardner

/s/ Michael J. Bayer	Director	March 25, 2019
Michael J. Bayer

/s/ Donald Glickman	Director	March 25, 2019
Donald Glickman

/s/ C. Alexander Harman	Director	March 25, 2019
C. Alexander Harman

/s/ Daniel J Hennessy	Director	March 25, 2019
Daniel J Hennessy

/s/ James O’Neil III	Director	March 25, 2019
James O’Neil III

/s/ John Rapaport	Director	March 25, 2019
John Rapaport

/s/ Glenn M. Shor	Director	March 25, 2019
Glenn M. Shor