Form 10-Q
period 2019-03-31
NRC GROUP HOLDINGS CORP.
filed 2019-05-07
CIK 1703038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Registrant’s telephone number, including area code: (832) 767-4749

Not applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	NRCG	NYSE American
Warrants to purchase Common Stock	NRCG.WS	NYSE American

As of April 30, 2019, there were 36,902,544 shares of the Company’s common stock issued and outstanding.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,917	$18,365
Receivables:
Trade, net of allowance for doubtful accounts of $1.7 million and $0.6 million, respectively	112,163	102,709
Other	1,138	1,112
Inventory	7,348	7,257
Prepaid expenses and other current assets	5,043	4,692
Total current assets	143,609	134,135

Property and equipment, net	133,288	122,565
Goodwill	51,417	51,417
Intangible assets, net of accumulated amortization of $36.4 million and $34.5 million, respectively	62,750	64,614
Other assets	3,034	3,396
Total assets	$394,098	$376,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$36,673	$36,171
Accrued expenses	13,679	10,644
Accrued wages and benefits	4,215	4,858
Contingent consideration	3,317	2,470
Deferred revenue	7,171	1,199
Other current liabilities	1,650	-
Current portion of term loans	3,431	3,431
Current portion of equipment loan	419	737
Borrowings outstanding under revolving credit agreements	20,000	10,000
Accrued dividend on Series A convertible preferred stock	1,838	1,511
Total current liabilities	92,393	71,021

Contingent consideration, net of current portion	5,050	3,846
Term loans, net of current portion and deferred financing costs	329,631	330,104
Equipment loan, net of current portion	69	78
Asset retirement obligation	1,406	1,379
Other long-term liabilities	6,945	1,243
Total liabilities	435,494	407,671

Commitments and contingencies

Shareholders’ Equity (Deficit)
Series A Convertible Preferred Stock, par value $0.0001; 5,000,000 shares authorized; 1,050,000 issued with a liquidation preference of $105,000 as of March 31, 2019 and December 31, 2018	102,967	102,967
Common stock, par value $0.0001; 200,000,000 shares authorized; 36,902,544 shares issued and outstanding as of March 31, 2019 and December 31, 2018	4	4
Additional paid in capital	11,246	13,084
Accumulated deficit	(149,522)	(141,062)
Accumulated other comprehensive loss	(6,091)	(6,537)
Total shareholders’ equity (deficit)	(41,396)	(31,544)
Total liabilities and shareholders’ equity	$394,098	$376,127

See accompanying notes to unaudited consolidated financial statements

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2019	2018

Operating revenue	$100,494	$71,232

Costs and expenses
Operating expenses, including cost of revenue (exclusive of depreciation and amortization)	71,255	48,366
General and administrative expenses	16,893	10,395
Depreciation and amortization	9,012	6,459
Management fees	-	443
Acquisition expenses	447	1,222
Change in fair value of contingent consideration	2,051	-
Other expense, net	1,400	897
Total costs and expenses	101,058	67,782
Operating (loss) income	(564)	3,450

Other income (expenses)
Interest expense	(6,609)	(3,670)
Foreign currency transaction gain (loss)	91	(37)
Other income, net	176	15
Total other expenses, net	(6,342)	(3,692)
Loss before income taxes	(6,906)	(242)
Income tax expense	1,554	119
Net loss	$(8,460)	$(361)

Other comprehensive income (loss), net of tax
Foreign currency translation income	446	705
Total other comprehensive income	446	705
Comprehensive (loss) income	$(8,014)	$344

Net loss	$(8,460)	$(361)
Less dividend on Series A convertible preferred stock	(1,838)	-
Net loss attributable to common shareholders	$(10,298)	$(361)

Net loss per share, basic and diluted	$(0.28)	$(0.02)
Weighted average common shares outstanding, basic and diluted	36,902,544	21,873,680

Dividends declared per Series A convertible preferred share	$1.75	-

See accompanying notes to unaudited consolidated financial statements

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(unaudited)

					Additional		Accumulated Other	Total Shareholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2018	1,050,000	$102,967	36,902,544	$4	$13,084	$(141,062)	$(6,537)	$(31,544)
Net loss	-	-	-	-	-	(8,460)	-	(8,460)
Currency translation income	-	-	-	-	-	-	446	446
Series A convertible preferred stock dividend	-	-	-	-	(1,838)	-	-	(1,838)

Balance at March 31, 2019 (Unaudited)	1,050,000	$102,967	36,902,544	$4	$11,246	$(149,522)	$(6,091)	$(41,396)

					Additional		Accumulated Other	Total Shareholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2017	-	$-	21,873,680	$2	$142,205	$(93,805)	$(5,303)	$43,099
Net loss	-	-	-	-	-	(361)	-	(361)
Currency translation income	-	-	-	-	-	-	705	705

Balance at March 31, 2018 (Unaudited)	-	$-	21,873,680	$2	$142,205	$(94,166)	$(4,598)	$43,443

See accompanying notes to unaudited consolidated financial statements

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(8,460)	$(361)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	7,148	4,906
Amortization of intangible assets	1,864	1,540
Accretion of asset retirement obligation	27	13
Amortization of deferred financing costs	436	283
Bad debt expense	1,264	125
Change in fair value of contingent consideration	2,051	-
Deferred income tax provision	-	23
Realized gain from equipment sales or retirements	(324)	-
Changes in operating assets and liabilities, net of acquisitions:
Trade and other receivables	(10,745)	7,435
Inventories	(91)	(96)
Prepaid expenses	(180)	1,018
Other assets	123	(232)
Accounts payable and accrued expenses	(208)	(12,476)
Accrued wages and benefits	(643)	(2,222)
Deferred revenue	5,972	7,798
Other current liabilities including current income taxes	2,712	(184)
Other liabilities	(1,749)	(1,263)
Net cash (used in) provided by operating activities	(803)	6,307

Cash flows from investing activities:
Acquisition of business, net of cash acquired	-	(5,001)
Capital expenditures	(6,287)	(1,740)
Net cash used in investing activities:	(6,287)	(6,741)

Cash flows from financing activities:
Principal payments on term loans	(859)	(1,371)
Borrowings from revolving credit facilities	10,000	5,000
Principal payments on equipment loans	(328)	(393)
Payments on capital lease obligations	(752)	-
Cash dividend paid	(1,511)	-
Net cash provided by financing activities:	6,550	3,236

Effects of foreign exchange rates on cash and cash equivalents	92	705

Net (decrease) increase in cash and cash equivalents	(448)	3,507
Cash and cash equivalents, beginning of period	18,365	10,570
Cash and cash equivalents, end of period	$17,917	$14,077

Supplemental Information:
Cash interest paid	$7,217	$3,359
Cash income taxes paid	-	27

Noncash investing and financing Activities:
Equipment financed under capital lease obligations	$9,505	$-
Unpaid property and equipment	2,684	-
Series A convertible preferred stock dividend	1,838	-

See accompanying notes to unaudited consolidated financial statements

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2018, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2019 (the “2018 Annual Report”). The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain prior period financial information has been recast to reflect the current year’s presentation.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable at the time under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2018 Annual Report.

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

●	Level 1 - uses quoted prices in active markets for identical assets or liabilities.

●	Level 2 - uses observable inputs other than quoted prices in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

●	Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment.

The Company’s only financial instruments carried at fair value, with changes in fair value flowing through current earnings, consist of contingent consideration liabilities recorded in conjunction with business combinations, as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Contingent consideration - current	$3,317	$-	$-	$3,317
Contingent consideration - long-term	5,050	-	-	5,050
Total liabilities measured at fair value	$8,367	$-	$-	$8,367

	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Contingent consideration - current	$2,470	$-	$-	$2,470
Contingent consideration - long-term	3,846	-	-	3,846
Total liabilities measured at fair value	$6,316	$-	$-	$6,316

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

There were no transfers made among the three levels in the fair value hierarchy for the three months ended March 31, 2019 and 2018.

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

Changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2019 and 2018 (in thousands):

Contingent consideration - December 31, 2017	$4,132
Fair value of contingent consideration - acquisition of Clean Line (March 28, 2018)	507
Contingent consideration - March 31, 2018	$4,639

Contingent consideration - December 31, 2018	$6,316
Change in fair value of contingent consideration (recognized in earnings)	2,051
Contingent consideration - March 31, 2019	$8,367

The fair value of the Company’s contingent consideration liabilities recorded as part of the acquisitions of Enpro Holdings Group (“Enpro”) in April 2016, Clean Line Waste Water Solutions Limited (“Clean Line”) in March 2018 and Quail Run Services, LLC (“Quail Run”) in October 2018, has been classified within Level 3 in the fair value hierarchy. The contingent consideration represents the estimated fair value of future payments due to the sellers of Enpro, Clean Line and Quail Run based on each company’s achievement of annual earnings targets in certain years and other events considered in certain transaction documents. The initial fair values of the contingent consideration were calculated through the use of either Monte Carlo simulation or modified Black-Scholes analyses based on earnings projections for the respective earn-out periods, corresponding earnings thresholds, and approximate timing of payments as outlined in the purchase agreements. The analyses utilized the following assumptions: (i) expected term; (ii) risk-adjusted net sales or earnings; (iii) risk-free interest rate; and (iv) expected volatility of earnings. Estimated payments, as determined through the respective models, were further discounted by a credit spread assumption to account for credit risk. The contingent consideration is revalued to fair value each period, and any increase or decrease is recorded in operating income (loss). The fair value of the contingent consideration may be impacted by certain unobservable inputs, most significantly with regard to discount rates, expected volatility and historical and projected performance. Significant changes to these inputs in isolation could result in a significantly different fair value measurement.

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

The Company measures certain assets at fair value on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include goodwill and other intangible assets. See Note 5.

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

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

The following table provides a roll forward of the allowance for doubtful accounts for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Allowance for doubtful accounts, beginning of period	$627	$895
Bad debt expense	1,264	125
Write-offs, net of recoveries, for bad debt	(154)	(25)
Allowance for doubtful accounts, end of period	$1,737	$995

Asset Retirement Obligations

Under the terms of its oilfield waste disposal permit for the SKCD facility, the Company is required to perform certain necessary closure activities as required by the RRC. The SKCD facility consists of multiple active and planned disposal pits within the facility, each of which must be closed once they have reached their permitted capacity for waste. Closure of the disposal pit entails capping the pit with a high-density polyethylene liner and topsoil amongst other environmental remediation procedures. The Company records an asset retirement obligation (“ARO”) for disposal pits in the year they become active and begin receiving oilfield waste, the balance of which represents the estimated amount the Company will incur to close each disposal pit in the landfill. The liability is initially recorded at fair value with the corresponding cost capitalized as a component of property and equipment within the Consolidated Balance Sheet. The liability is accreted to its present value each period, and the capitalized costs are amortized on a straight-line basis over the expected period of operation of the respective disposal pit.

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

In each of December 2017 and April 2018, the Company established an ARO liability and associated asset in the amount of $0.65 million and $0.65 million, respectively. The Company recorded accretion expense of $27,000 and $13,000 during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, the ARO liability was $1.4 million and $1.4 million, respectively. These ARO liabilities relate to the future closure costs associated with Disposal Pit #1 and Disposal Pit #2, respectively. Disposal Pit #1 and Disposal Pit #2 are the Company’s only active cells in the SKCD facility. This obligation represents the net present value of the estimated future payout of approximately $1.6 million, which is expected to be incurred by the Company upon closure of Disposal Pit #1 in 2020 and Disposal Pit # 2 in 2019 or 2020.

Recent Accounting Pronouncements

Standards implemented

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule is effective on November 5, 2018, however the SEC staff announced that it would not object if the filer’s first presentation of the changes in stockholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. The Company included the required presentation of changes in stockholders’ equity in this Form 10-Q.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

Standards to be implemented

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The FASB subsequently issued ASU 2016-10, Revenue from Contracts with Customers: (Topic 606) Identifying Performance Obligations and Licensing, to address issues arising from implementation of the new revenue recognition standard. The effective date is the Company’s annual fiscal year 2019 and interim periods thereafter, using one of two retrospective application methods: the full retrospective method or the modified retrospective method. The Company plans to adopt the standard using the modified retrospective method. While this assessment is still in progress, the Company does not believe there will be a significant impact to the timing and recognition of revenue. In conjunction with its continuing assessment of the impact of the new guidance, the Company is also reviewing and updating its internal controls over financial reporting to ensure that information required to implement the new standard is appropriately captured and recorded. In addition, the Company continues to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB or others, which may impact its current expectations.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-03 changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings upon adoption. The new standard will be effective on January 1, 2020 and may be adopted earlier. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst, or hierarchy associated with, Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

3. BUSINESS ACQUISITIONS

On March 28, 2018, the Company and Clean Line entered into an agreement for the sale and purchase of the entire issued share capital of Clean Line for approximately $5.0 million, net of cash acquired, and exclusive of deferred consideration and a potential $3.9 million (£3.0 million) in earn out consideration, discussed below. Clean Line is a leading provider of environmental, industrial and emergency response services in the United Kingdom. Clean Line is headquartered in Liverpool, England. Goodwill related to Clean Line is not deductible for tax purposes.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

The following table summarizes the final allocation of the purchase price to the assets acquired and liabilities assumed for the Clean Line acquisition (in thousands):

Trade receivable	$1,590
Other current assets	188
Property and equipment	1,908
Intangible assets	1,104
Goodwill	1,865
Accounts payable and accrued expenses	(1,147)
Contingent liability	(507)
Cash purchase price, net of cash acquired	$5,001

For the three months ended March 31, 2018, the Company recorded $1.1 million in transaction costs related to the acquisition of Clean Line, which are recorded in Acquisition Expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

4. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018

Vessels and equipment	$34,217	$35,553
Vehicles and trailers	60,602	50,458
Machinery and equipment	111,250	109,961
Office equipment and fixtures	8,681	8,549
Landfill	18,687	18,525
Leasehold improvements	6,399	6,490
Computer systems/license fees	3,513	3,527
Construction in progress	13,496	7,697
	256,845	240,760
Less: Accumulated depreciation	(123,557)	(118,195)
Property and equipment, net	$133,288	$122,565

For the three months ended March 31, 2019 and 2018, the Company recognized depreciation expense of $7.1 million and $4.9 million, respectively.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

5. GOODWILL AND INTANGIBLE ASSETS

The table below summarizes the Company’s finite-lived intangible assets and indefinite-lived trademarks as of March 31, 2019 and December 31, 2018 (in thousands):

		Weighted average remaining	March 31, 2019
	Useful Lives	life	Intangible	Accumulated	Net
	(Years)	(Years)	Assets	Amortization	Balance
Customer Relationships	8 - 20	9.9	$70,896	(20,249)	$50,647
Tradenames/Trademarks	2 - 25	10.8	13,148	(6,700)	6,448
Trademarks	Indefinite	N/A	837	-	837
Permits/License	3-10	8.8	13,458	(8,690)	4,768
Non-compete Agreements	5 - 6	0.7	856	(806)	50
			$99,195	$(36,445)	$62,750

		Weighted average remaining	December 31, 2018
	Useful Lives	life	Intangible	Accumulated	Net
	(Years)	(Years)	Assets	Amortization	Balance
Customer Relationships	8 - 20	10.1	$70,896	$(18,939)	$51,957
Tradenames/Trademarks	2 - 25	10.7	13,148	(6,378)	6,770
Trademarks	Indefinite	N/A	837	-	837
Permits/License	3-10	9.1	13,458	(8,491)	4,967
Non-compete Agreements	5 - 6	0.8	856	(773)	83
			$99,195	$(34,581)	$64,614

The intangible assets are being amortized over their respective original useful lives, which range from 2 to 25 years. The Company recorded approximately $1.9 million and $1.5 million of amortization expense related to the above intangible assets for the three months ended March 31, 2019 and 2018, respectively. There were no impairment charges recorded during the three months ended March 31, 2019 and 2018.

The following table shows the remaining amortization expense associated with amortizable intangible assets as of March 31, 2019 (in thousands):

Year ended December 31, 2019 (excluding the three months ended March 31, 2019)	$5,702
Year ended December 31, 2020	7,177
Year ended December 31, 2021	6,751
Year ended December 31, 2022	6,576
Year ended December 31, 2023	6,261
Thereafter	29,446
$61,913

The table below summarizes goodwill by reportable segment at March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018

Domestic Environmental Services	$30,567	$30,567
International Services	1,865	1,865
Sprint Segment	18,985	18,985
Total Goodwill	$51,417	$51,417

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

Domestic Environmental Services, International Services and Sprint Segment Goodwill

The Company performed a quantitative test of goodwill at year end for the years ended December 31, 2018, 2017 and 2016. The Company evaluated goodwill at the segment level for the International Services segment as it does not have components below the segment level that meet the definition of a reporting unit. Goodwill for the Domestic Environmental Services segment is evaluated at the segment level as the reporting units are economically similar. The Sprint Segment is evaluated at the reporting unit level. The Company estimates the fair value of its reporting units using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for each reporting unit. The determination of fair value involves the use of significant estimates and assumptions, including revenue growth rates driven by future commodity prices and volume expectations, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates and synergistic benefits available to market participants. The Company did not record impairment charges related to goodwill in the three months ended March 31, 2019 and 2018.

6. LONG-TERM DEBT

As of March 31, 2019 and December 31, 2018 short-term and long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018

Term Loan principal	$340,515	$341,372
Less: Unamortized deferred financing fees	(7,453)	(7,837)
Less: Current portion	(3,431)	(3,431)
Term loans, net of current portion and deferred financing costs	329,631	330,104

Revolver (current and long-term)	20,000	10,000
Term loans, net of current portion and deferred financing costs, and Revolver	$349,631	$340,104

NRC and SES, NRC US Holding Company, LLC (a wholly owned subsidiary of NRC) and SES (collectively, the “Borrowers”), NRC Group, as parent, and the other guarantors party thereto entered into a credit facility (the “Credit Facility”) on June 11, 2018, which included a $308.0 million term loan (the “Original Term Loan”) and a $40.0 million revolving credit facility (the “Revolver”). The Borrowers and the other guarantors (including NRC Group) entered into a joinder agreement (the “Joinder Agreement”) on October 2, 2018, pursuant to which the Borrowers increased the Original Term Loan in the amount of $35.0 million (the “Incremental Term Loan,” and together with the Original Term Loan, the “Term Loan”) and the amount available under the Revolver was reduced by $5 million to $35.0 million. On March 15, 2019, the Company entered into an incremental revolving credit commitment of $10.0 million under the Credit Facility, bringing its total revolving credit commitments under the Revolver up to $45.0 million. The Revolver matures on June 11, 2023 and the Term Loan matures on June 11, 2024, in each case unless otherwise extended in accordance with the terms of the Credit Facility. The Borrowers may also incur incremental revolving and term loan commitments pursuant to and in accordance with the terms of the Credit Facility.

During the three months ended March 31, 2019, the Company made a principal payment on the Term Loan of $857,719.

Outstanding loans under the Credit Facility will bear interest at the Borrowers’ option at either the Eurodollar rate plus 5.25% or the base rate plus 4.25% per year. In addition, the Borrowers will be charged (1) a commitment fee in an amount equal to 0.50% per annum times the average daily undrawn portion of the Revolver, (2) a letter of credit fee in an amount equal to the applicable margin then in effect for revolving loans bearing interest at the Eurodollar Rate times the average aggregate daily maximum amount available to be drawn under all outstanding letters of credit, (3) a letter of credit fronting fee in an amount equal to 0.125% times the average aggregate daily maximum amount available to be drawn under all letters of credit and (4) certain other fees as agreed between the parties. The interest rate applicable to the Term Loan and Revolver under the Credit Facility at March 31, 2019 is approximately 7.95%.

As of March 31, 2019 and December 31, 2018, the Company was in compliance with the covenants of all of its debt agreements.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

7. INCOME TAXES

The Company’s effective income tax rate for the three months ended March 31, 2019 was 22.5% as compared to 49.2% for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2019 reflects a discrete charge to adjust income taxes payable associated with certain of the Company’s subsidiaries to reflect the Company’s consolidated income tax liability.

The Company has evaluated its income tax positions and determined that no material uncertain tax positions existed at March 31, 2019. The Company does not expect a significant change in its unrecognized tax benefits within the next twelve months.

The Company files income tax returns in the U.S. Federal and various state, local and foreign jurisdictions. For Federal income tax purposes, the 2015 through 2017 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, the 2014 through 2017 tax years remain open for examination by the tax authorities under a four-year statute of limitations. For foreign income tax purposes, the tax years 2013 through 2017 remain open for examination by the tax authorities under the various statute of limitation year requirement by that specific local country’s tax laws.

8. RELATED PARTY TRANSACTIONS

Related Party Transactions

During the three months ended March 31, 2019 and 2018, the Company derived approximately $8,000 and $27,000 in revenues from related entities, respectively. The Company paid approximately $6,000 and $3,000 for waste hauling services to the same related entities in the three months ended March 31, 2019 and 2018, respectively.

Prior to the Business Combination, the Company had a management agreement with JFLCo whereby JFLCo provided services, including, among other things, cash flow planning/forecasting and merger/acquisition target identification. The Company incurred approximately $0.4 million in management fees for the three months ended March 31, 2018. No management fees were incurred for the three months ended March 31, 2019. These expenses are reflected as Management Fees on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

9. COMMITMENTS AND CONTINGENCIES

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

Litigation

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that any unfavorable outcomes will have a material adverse effect on the Company’s consolidated financial position or results of operations. At March 31, 2019 and December 31, 2018, the Company had no reserves recorded for any outstanding litigation, claim or assessment.

Leases

Total rent expense for the Company’s operating leases for the three months ended March 31, 2019 and 2018 was $2.3 million and $2.0 million, respectively.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

As of March 31, 2019, future minimum lease payments in the years ended December 31 that have a remaining term in excess of one year are as follows (in thousands):

	Capital Leases	Operating Leases
2019 (excluding the three months ended March 31, 2019)	$1,547	$7,051
2020	2,063	8,318
2021	2,063	5,805
2022	1,972	4,470
2023	1,973	3,738
Thereafter	-	4,032
Total minimum payments	$9,618	$33,414
Less: imputed interest	1,100
Present value of minimum capital lease payments	$8,518

The present value of minimum lease payments is included in Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets.

10. SEGMENT DATA AND GEOGRAPHICAL DATA

The Company’s operations are managed within four operating segments: Domestic Standby Services, Domestic Environmental Services, International Services and Sprint. Costs not managed through the Company’s operating segments described above are recorded as “Corporate Items.” Corporate Items represents certain central services that are not allocated to the Company’s operating segments for internal reporting purposes and include selling, general and administrative expenses such as legal, accounting and other items of a general corporate nature that are not allocated to the Company’s operating segments. These segments have been selected based on the Company’s Chief Operating Decision Maker (“CODM”) assessment of resources allocation and performance. The Company considers its Chief Executive Officer to be its CODM. The CODM evaluates the performance of our segments based on revenue and income measures which include operating profit (exclusive of depreciation, amortization and certain other charges). Operating profit (exclusive of depreciation, amortization and certain other charges) is defined as Operating revenue, less Operating expenses, including cost of revenue, and General and administrative expenses. The classification of certain prior period Operating expenses, including costs of revenue (excluding depreciation and amortization) and certain prior period General and administrative expenses have been recast to reflect the current period presentation.

The following table provides segment data for the three months ended March 31, 2019 and 2018 (in thousands):

	Domestic	Domestic
	Standby	Environmental			Corporate
	Services	Services	International	Sprint	Items	Total
Three Months Ended March 31,
2019
Operating revenue	$10,393	$60,866	$8,147	$21,088	$-	$100,494
Operating expenses, including cost of revenue (excluding depreciation, amortization and certain other expenses)	5,223	51,259	5,946	8,827	-	71,255
General and administrative expenses	949	7,199	897	3,751	4,097	16,893
Operating profit (exclusive of depreciation, amortization and certain other expenses)	4,221	2,408	1,304	8,510	(4,097)	12,346
Goodwill	-	30,567	1,865	18,985	-	51,417
Assets	82,891	168,270	19,312	136,064	(12,439)	394,098
2018
Operating revenue	$8,972	$40,857	$4,793	$16,610	$-	$71,232
Operating expenses, including cost of revenue (excluding depreciation, amortization and certain other expenses)	3,689	33,806	3,344	7,527	-	48,366
General and administrative expenses	789	4,580	702	2,611	1,713	10,395
Operating profit (exclusive of depreciation, amortization and certain other expenses)	4,494	2,471	747	6,472	(1,713)	12,471
Goodwill	-	26,070	1,864	10,935	-	38,869
Assets	83,317	123,927	33,324	87,709	(28,544)	299,733

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

The following table presents a reconciliation of Operating profit (exclusive of depreciation, amortization and certain other charges) to net loss (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating profit (exclusive of depreciation and amortization):
Domestic Standby Services	$4,221	$4,494
Domestic Environmental Services	2,408	2,471
International	1,304	747
Sprint	8,510	6,472
Corporate	(4,097)	(1,713)
Total Operating profit (exclusive of depreciation, amortization and certain other charges)	12,346	12,471
Less:
Depreciation and amortization	9,012	6,459
Management fees	-	443
Acquisition expenses	447	1,222
Change in fair value of contingent consideration	2,051	-
Other expense, net	1,400	897
Operating (loss) income	(564)	3,450
Total other expenses, net	(6,342)	(3,692)
Loss before income taxes	(6,906)	(242)
Income tax expense	1,554	119
Net loss	$(8,460)	$(361)

The following tables provides revenue by geographic location with each segment for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31, 2019
	Domestic	Domestic
	Standby	Environmental
	Services	Services	International	Sprint	Total
North America	$9,934	$60,866	$-	$21,088	$91,888
Latin America and Caribbean	459	-	-	-	459
EMEA	-	-	8,140	-	8,140
Asia Pacific	-	-	7	-	7
Total operating revenue	$10,393	$60,866	$8,147	$21,088	$100,494

% of Total	10%	61%	8%	21%	100%

	For the Three Months Ended March 31, 2018
	Domestic	Domestic
	Standby	Environmental
	Services	Services	International	Sprint	Total
North America	$8,260	$40,857	$-	$16,610	$65,727
Latin America and Caribbean	712	-	-	-	712
Europe, Middle East and Africa (“EMEA”)	-	-	4,787	-	4,787
Asia Pacific	-	-	6	-	6
Total operating revenue	$8,972	$40,857	$4,793	$16,610	$71,232

% of Total	13%	57%	7%	23%	100%

For the three months ended March 31, 2019 and 2018, there was no single customer responsible for 10% or more of the Company’s operating revenue.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

11. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue up to 200,000,000 shares of Common Stock. Common Stock has voting rights of one vote for each share of Common Stock. The Company did not issue common stock during the three months ended March 31, 2019 and March 31, 2018.

Series A Convertible Cumulative Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Preferred Stock, par value $0.0001, 1,050,000 shares of which have been designated as Series A Convertible Cumulative Preferred Stock (the “Series A Convertible Preferred Stock”) and the remaining 3,950,000 of which are undesignated.

On March 29, 2019, the Company declared a cash dividend of $1.75 per share on all of the issued and outstanding shares of the Company’s Series A Convertible Preferred Stock, in accordance with the terms and conditions of the Certificate of Designations, Preferences, Rights and Limitations of 7.00% Series A Convertible Cumulative Preferred Stock of NRC Group Holdings Corp. A dividend of $1.8 million was accrued as of March 31, 2019 and was subsequently paid on April 15, 2019.

Share Based Payments

During fiscal year 2018, the Company adopted the NRC Group Holdings Corp. 2018 Equity and Incentive Compensation Plan (the “Plan”). There are 3,000,000 shares reserved under the plan for issuance of share-based payments. As of March 31, 2019 and December 31, 2018, no awards have been granted under this plan.

On April 5, 2019 the Company granted 831,705 restricted stock units and 150,000 stock options under the Plan to certain directors, officers and employees of the Company. The awards granted under the Plan are subject to service-based vesting requirements and expense will be recognized over the vesting period.

12. NET INCOME (LOSS) PER SHARE

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

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Series A convertible preferred stock	1,050,000	-
Common stock warrants - equity treatment	19,248,741	-
Potentially dilutive securities	20,298,741	-

13. SUBSEQUENT EVENTS

On March 15, 2019 the Company entered into a definitive asset purchase agreement with OIT, Inc. (“OIT”), an environmental services provider including services related to thermal treatment of non-hazardous petroleum contaminated soils, absorbent pads and sludges, and the treatment of Per- and Polyfluoroalkyl substances. The transaction closed on April 26, 2019. The Company purchased the assets and business of OIT for an initial cash purchase price of $6.0 million paid at closing, plus an additional $2.0 million deferred consideration payable in cash, common stock of the Company or a combination of the two, and up to an additional $5.0 million in earn-out payments payable in cash, common stock of the Company or a combination of the two over the next three years based on certain financial milestones. The acquisition will be accounted for as a business combination using the acquisition method of accounting in accordance with FASB ASC Topic 805, which will establish a new basis of accounting for all identifiable assets acquired and liabilities assumed at fair value as of the date control is obtained.

In addition, pursuant to the Purchase Agreement, dated as of June 25, 2018, as amended on July 12, 2018, between JFL Partners and Hennessy Capital Acquisition Corp III (now known as NRC Group Holdings Corp.), the closing of the OIT transaction has triggered a payment obligation by the Company of $10.0 million to JFL Partners, which payment can be made, at the election of the Company’s board of directors, in cash, common stock of the Company or a combination of the two. Pursuant to the terms of the Purchase Agreement, the Company may also be obligated to pay to JFL Partners additional consideration of up to $25.0 million (payable in cash, shares of Company common stock or any combination thereof, at the Company’s option) to the extent certain financial performance metrics are achieved by the OIT business during calendar years 2019 and 2020.  The full $25.0 million would be payable if the OIT business’s normalized earnings before interest, taxes, depreciation and amortization exceeds $10.0 million in either calendar year, and no payment would be due unless the OIT business achieves normalized earnings before interest, taxes, depreciation and amortization of more than $6.0 million in either calendar year.

On May 1, 2019, the Company received a commitment from HSBC Bank USA, N.A., to provide an incremental revolving credit commitment of an additional $15.0 million under the Company’s existing credit facility. The commitment is subject to the execution and delivery of definitive credit documents and other customary conditions and, if consummated, would increase the Company’s aggregate revolving credit commitments under its existing credit facility to $60.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report.

Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to NRC Group Holdings Corp. and its subsidiaries.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have made these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

●	market conditions, commodity prices and economic factors beyond our control;

●	changes in demand within a number of key industry end-markets and geographic regions;

●	our obligations under, unexpected changes in, and other risks relating to, various laws, rules and regulations, including environmental law, securities law, maritime law and the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”);

●	the effect of litigation, judgments, orders or regulatory proceedings and the potential inadequacy of our insurance;

●	natural disasters, operational and safety risks and other business disruptions;

●	our ability to acquire and successfully integrate new operations and new acquisitions;

●	our ability to obtain or maintain various certifications, classifications, permits and other qualifications that can affect the cost, manner or feasibility of doing business;

●	our ability to fulfill our obligations regarding our outstanding indebtedness;

●	any failure or breach of our information technology systems;

●	our ability to design, implement and maintain effective internal controls, including disclosure controls and controls over financial reporting;

●	failure to retain key personnel;

●	recently enacted comprehensive U.S. tax reform legislation;

●	foreign currency exchange rate exposure;

●	the effect of impairment charges on our operating results;

●	our ability to maintain the listing of our common stock and warrants on the NYSE American and fulfill other public company obligations; and

●	other risks and uncertainties described in the 2018 Annual Report under the heading “Risk Factors.”

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Part I, Item 1A of our 2018 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Trends and Factors Impacting Results of Operations

There are many factors that have impacted and continue to impact our revenues. These factors include, but are not limited to: overall industrial activity, federal regulations, the effect of oil and gas commodity prices on business activity in the industry, international and domestic EH&S policies, the level of emergency response events, competitive industry pricing, execution of operations, safety of operations and acquisitions. We believe that our ability to manage operating costs is important to remaining price competitive. We continue to evolve to a national platform in order to derive benefits from economies of scale for sourcing. We will also focus on other cost reduction initiatives in an effort to optimize operating margins. We are focusing on managing selling, general and administrative costs by centralizing back office operations and consolidating vendors in order to leverage economies of scale and remain competitive in the marketplace.

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

International Services. International Services segment results are primarily driven by commodity prices and market activity. Demand is driven by corporate compliance and not regulatory compliance. Volatility in the price of oil or a decline in the global energy markets results in less corporate spending and lower demand for our International Services. Currently a large portion of our International Services activity is located in the North Sea, which is known for its challenging weather conditions.

Results of Operations—Three Months Ended March 31, 2019 and 2018

Our total Operating Revenues for the three-month period ended March 31, 2019 increased 41.1% to $100.5 million, compared with $71.2 million in the three months ended March 31,2018. Operating Revenues increased across all segments. Operating Revenues in our Domestic Standby Services segment increased $1.4 million in the three months ended March 31, 2019 as compared to the comparable period in 2018 due to an increase in retainer, equipment leasing and emergency response activity, partially offset by a decrease of $0.8 million in one-time remediation work. Operating Revenues in our Domestic Environmental Services segment increased $20.0 million in the three months ended March 31, 2019 as compared to the comparable period in 2018 primarily due to a $15.0 million increase due to the acquisition of Progressive Environmental Services, Inc. (“SWS”) in May 2018 and a $5.6 million increase due to an increase in emergency response activity. These increases were partially offset by decreases in legacy project management revenue. Operating Revenues in the International segment increased $3.4 million in the three months ended March 31, 2019 as compared to the comparable period in 2018 due an increase in remediation revenue and an increase of $2.6 million due to the acquisition of Clean Line Waste Water Solutions Limited (“Clean Line”) in March 2018. Operating Revenues in our Sprint segment increased $4.5 million in the three months ended March 31, 2019 as compared to the comparable period in 2018 primarily attributable to an increase of $2.1 million in environmental services as well as a $2.4 million increase due to the acquisition of Quail Run Services, LLC (“Quail Run”) in October 2018.

Segment Performance

The following table sets forth certain financial information associated with results of operations for the three months ended March 31, 2019 and 2018. The classification of certain prior period Operating expenses, including costs of revenue (excluding depreciation and amortization) and certain prior period General and administrative expenses have been recast to reflect the current period presentation.

	Three Months Ended
	March 31,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change

Operating Revenues:
Domestic Standby Services	$10,393	$8,972	$1,421	15.8%
Domestic Environmental Services	60,866	40,857	20,009	49.0%
International	8,147	4,793	3,354	70.0%
Sprint	21,088	16,610	4,478	27.0%
Corporate Items	-	-	-	-
Total	$100,494	$71,232	$29,262	41.1%

Operating Expenses, Including Cost of Revenue (excluding depreciation and amortization):
Domestic Standby Services	$5,223	$3,689	$1,534	41.6%
Domestic Environmental Services	51,259	33,806	17,453	51,6%
International	5,946	3,344	2,602	77.8%
Sprint	8,827	7,527	1,300	17.3%
Corporate Items	-	-	-	-
Total	$71,255	$48,366	$22,889	47.3%

General and Administrative Expenses:
Domestic Standby Services	$949	$789	$160	20.3%
Domestic Environmental Services	7,199	4,580	2,619	57.2%
International	897	702	195	27.8%
Sprint	3,751	2,611	1,140	43.7%
Corporate Items	4,097	1,713	2,384	139.2%
Total	$16,893	$10,395	$6,498	62.5%

Operating Revenues

There are many factors that have impacted and continue to impact our Operating Revenues. These factors include, but are not limited to: overall industrial activity, federal regulations, the effect of oil and gas commodity prices on business activity in the industry, international and domestic EH&S policies, the level of emergency response events and acquisitions.

Domestic Standby Services

	Three Months Ended
	March 31,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change

Operating Revenues	$10,393	$8,972	$1,421	15.8%

Domestic Standby Services Operating Revenues for the three months ended March 31, 2019 increased $1.4 million, or 15.8%, from $9.0 million in the comparable period in 2018. This increase was primarily attributable to an increase in retainer, equipment leasing and emergency response activity, partially offset by a decrease in one-time remediation work. The three months ended March 31, 2018 included $0.8 million of remediation work related to an oil pipeline spill.

Domestic Environmental Services

	Three Months Ended
	March 31,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change

Operating Revenues	$60,866	$40,857	$20,009	49.0%

Domestic Environmental Services Operating Revenues for the three months ended March 31, 2019 increased $20.0 million, or 49.0%, from $40.9 million in the comparable period in 2018. Approximately $15.0 million of this increase was attributable to the acquisition of SWS in May 2018 and approximately $5.6 million of the increase is due to increased emergency response activity. These increases were partially offset by decreases in legacy project management revenue.

International Services

	Three Months Ended
	March 31,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change

Operating Revenues	$8,147	$4,793	$3,354	70.0%

International Services Operating Revenues for the three months ended March 31, 2019 increased $3.4 million, or 70.0%, from $4.8 million in the comparable period in 2018. This increase was primarily attributable to a $2.6 million increase due to the acquisition of Clean Line and a $1.4 million increase generated by remediation revenue in Turkey. These increases were partially offset by lower revenue generated by the North Sea operations.

Sprint

	Three Months Ended
	March 31,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change

Operating Revenues	$21,088	$16,610	$4,478	27.0%

Sprint Operating Revenues for the three months ended March 31, 2019 increased $4.5 million, or 27.0%, from $16.6 million in the comparable period in 2018. Approximately $2.1 million of this increase was attributable to expanding the Sprint segment’s energy service operations by continuing to increase operational activity at two new locations in Carrizo Springs, Texas and Pecos, Texas to full operation levels and approximately $2.4 million of the increase was due to the acquisition of Quail Run in October 2018.

Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization

We believe that our ability to manage operating costs is important to remaining price competitive. We continue to evolve to a national platform in order to derive benefits from economies of scale for sourcing. We will also focus on other cost reduction initiatives in an effort to optimize operating margins.

Domestic Standby Services

	Three Months Ended
	March 31,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change

Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization	$5,223	$3,689	$1,534	41.6%
As a % of Operating Revenues	50%	41%		9%

Generally, the Domestic Standby Services segment has a fixed price cost structure, which allows it to leverage margin expansion with increased retainer revenue. Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization related to emergency response are primarily variable as we utilize subcontractors when an emergency response event occurs.

Domestic Standby Services Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the three months ended March 31, 2019 increased $1.5 million, or 41.6%, from $3.7 million in the comparable period in 2018. This increase is related to an increase in emergency response activity.

Domestic Environmental Services

	Three Months Ended
	March 31,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change

Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization	$51,259	$33,806	$17,453	51.6%
As a % of Operating Revenues	84%	83%		1%

Domestic Environmental Services Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the three months ended March 31, 2019 increased $17.5 million, or 51.6%, from $33.8 million in the comparable period in 2018. Approximately $12.2 million of this increase was attributable to the acquisition of SWS. The increase of $5.3 million excluding the acquisition of SWS is consistent with the increase in emergency response revenue. As a percentage of Operating Revenues, the costs increased 1% for the three months ended March 31, 2019, as compared to the comparable period in 2018.

International Services

	Three Months Ended
	March 31,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change

Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization	$5,946	$3,344	$2,602	77.8%
As a % of Operating Revenues	73%	70%		3%

International Services Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the three months ended March 31, 2019 increased $2.6 million, or 77.8%, from $3.3 million in the comparable period in 2018. Approximately $1.8 million of this increase was attributable to the acquisition of Clean Line. As a percentage of Operating Revenues, these costs increased in the three months ended March 31, 2019 as compared to the comparable period in 2018.

Sprint

	Three Months Ended
	March 31,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change

Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization	$8,827	$7,527	$1,300	17.3%
As a % of Operating Revenues	42%	45%		-3%

Sprint Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the three months ended March 31, 2019 increased $1.3 million, or 17.3%, from $7.5 million in the comparable period in 2018. Approximately $0.6 million of this increase was attributable to expanding the Sprint segment’s energy service operations by continuing to increase operational activity at two new locations in Carrizo Springs, Texas and Pecos, Texas to full operation levels. Approximately $0.5 million of this increase was attributable to the acquisition of Quail Run. The costs as a percentage of Operating Revenues decreased as compared to the comparable period in 2018 due to higher margins resulting from a price increase and efficiencies gained as the Sprint segment’s landfill operations become fully operational.

General and Administrative Expenses

General and Administrative Expenses represent costs incurred for back office administration and support. This includes, but is not limited to, senior management, accounting, finance, treasury, collections, accounts payable, invoicing, and analysis. We are focusing on managing such costs by centralizing back office operations and consolidating vendors in order to leverage economies of scale and remain competitive in the marketplace.

Domestic Standby Services

	Three Months Ended
	March 31,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change

G&A	$949	$789	$160	20.3%
As a % of Operating Revenues	9%	9%		0%

Domestic Standby Services General and Administrative Expenses for the three months ended March 31, 2019 increased $0.2 million, or 20.3%, compared to $0.8 million for the comparable period in 2018. As a percentage of Operating Revenues, costs remained relatively consistent for the three months ended March 31, 2019 as compared to the comparable period in 2018.

Domestic Environmental Services

	Three Months Ended
	March 31,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change

G&A	$7,199	$4,580	$2,619	57.2%
As a % of Operating Revenues	12%	11%		1%

Domestic Environmental Services General and Administrative Expenses for the three months ended March 31, 2019 increased $2.6 million, or 57.2%, from $4.6 million in the comparable period in 2018. Approximately $2.3 million of the increase was attributable to the acquisition of SWS. Approximately $0.3 million of the increase was due to investment in the back office to support the growth of revenue. As a percentage of Operating Revenues, the costs increased for the three months ended March 31, 2019 as compared to the comparable period in 2018 primarily due to the investment in revenue growth.

International Services

	Three Months Ended
	March 31,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change

G&A	$897	$702	$195	27.8%
As a % of Operating Revenues	11%	15%		-4%

International Services General and Administrative Expenses for the three months ended March 31, 2019 increased $0.2 million from $0.7 million, or 27.8%, in the comparable period in 2018. Approximately $0.3 million of the General and Administrative Expenses was attributable to the acquisition of Clean Line. Excluding the impact of Clean Line, International reduced SG&A by $0.1 million to be aligned with revenue levels. As a percentage of Operating Revenues, the costs decreased for the three months ended March 31, 2019, as compared to the comparable period in 2018 as General and Administrative Expenses are primarily fixed costs and thus decreased as a percentage of revenue as Operating Revenues increased.

Sprint

	Three Months Ended
	March 31,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change

G&A	$3,751	$2,611	$1,140	43.7%
As a % of Operating Revenues	18%	16%		2%

Sprint General and Administrative Expenses for the three months ended March 31, 2019 increased $1.1 million, or 43.7%, from $2.6 million in the comparable period in 2018. This increase was primarily attributable to an increase of approximately $0.2 million from expanding the Sprint segment’s energy service operations by continuing to increase operational activity at two new locations in Carrizo Springs, Texas and Pecos, Texas to full operation levels, and an increase of approximately $0.3 million due to the acquisition of Quail Run in October 2018. Approximately $0.3 million of the increase was due to an increase in headcount and professional fees. As a percentage of Operating Revenues, the costs remained relatively consistent for the three months ended March 31, 2019 as compared to the comparable period in 2018.

Corporate Items

	Three Months Ended
	March 31,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change

G&A	$4,097	$1,713	$2,384	139.2%

Corporate Items General and Administrative Expenses for the three months ended March 31, 2019 increased $2.4 million, or 139.2%, from $1.7 million in the comparable period in 2018 to support the growth of the business including the support of the various acquisitions. Approximately $1.2 million of the increase was due to an increase in corporate compensation expense and an approximately $1.0 million increase in professional fees.

Depreciation and Amortization

	Three Months Ended
	March 31,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change

Depreciation	$7,148	$4,906	$2,242	45.7%
Intangible Amortization	1,864	1,540	324	21.0%
Depreciation and Amortization	$9,012	$6,446	$2,566	39.8%

Depreciation and amortization for the three months ended March 31, 2019 increased $2.6 million, or 39.8%, from the comparable period in 2018 primarily attributable to an increase in depreciation expense for the Sprint segment of $1.2 million due to increased capital expenditures. This increase is also due to $0.6 million and $0.1 million of depreciation expense for SWS and Clean Line, respectively, which were acquired during fiscal year 2018. The increase is also due to $0.1 million of intangible amortization expense for SWS and Clean Line.

Other Operating Expenses

	Three Months Ended
	March 31,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change

Management fees	$-	$443	$(443)	-100.0%
Acquisition expenses	447	1,222	(775)	-63.4%
Change in fair value of contingent consideration	2,051	-	2,051	100.0%
Other, net	1,400	897	503	56.1%

Management fees for the three months ended March 31, 2019 decreased $0.4 million from the comparable period in 2018 as we no longer paid management fees to JFL-NRC-SES Partners, LLC after the Business Combination in October 2018. Acquisition expenses for the three months ended March 31, 2019 decreased $0.8 million from the comparable period in 2018, which is primarily attributable to the acquisition of Clean Line in 2018. During the three months ended March 31, 2019, the fair value of contingent consideration increased $2.1 million, resulting from an increase of $0.2 million for the fair value of the contingent consideration relating to the Enpro acquisition, an increase of $1.6 million for the fair value of the contingent consideration relating to the Clean Line acquisition and an increase of $0.2 million for the fair value of the Quail Run acquisition. Other expense increased $0.5 million for the three months ended March 31, 2019 as compared to the comparable period in 2018 due to an increase in professional fees and severance costs.

Total Other (Income) Expenses, Net

	Three Months Ended
	March 31,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change

Interest expense	$6,609	$3,670	$2,939	80%
Foreign currency translation (gains) losses	(91)	37	(128)	-346%
Other (income) expense, net	(176)	(15)	(161)	1073%
Total other expenses	$6,342	$3,692	$2,650	71.8%

Total Other Expenses for the three months ended March 31, 2019 increased $2.7 million, or 71.8%, as compared to the comparable period in 2018 primarily due to the increase in interest expense of $2.9 million due to higher debt balances. The increase in borrowings were used to fund the 2018 dividend payment to investment affiliates of JFL and the acquisitions of Clean Line, SWS and Quail Run. The increase in interest expense is also due in part to an increase in interest rates.

Income Tax Expense

	Three Months Ended
	March 31,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change

Income tax expense	$1,554	$119	$1,435	1205.9%

Income tax expense for the three months ended March 31, 2019 and 2018 was $1.6 million and $0.1 million, respectively. The effective tax rate for the three months ended March 31, 2019 reflects a discrete charge to adjust income taxes payable associated with certain of the Company’s subsidiaries to reflect the Company’s consolidated income tax liability.

Liquidity and Capital Resources

At March 31, 2019 and December 31, 2018, net cash totaled $17.9 million and $18.4 million, respectively. At March 31, 2019 and December 31, 2018, the net working capital balance was $51.2 million and $63.1 million, respectively. Our principal capital requirements are to fund capital expenditures, make interest and principal payments on indebtedness, make dividend payments on the Series A Convertible Preferred Stock, make investments in line with our business strategy, and to fund working capital needs. We calculate working capital as current assets less current liabilities. Our principal sources of liquidity are existing cash and cash equivalents, cash flows from operations and financing activities, including borrowings under our Credit Facility. In addition, as a public company, we may from time to time access the capital markets through the offering and sale of our securities. We believe that future operating cash flows, together with cash on hand and availability of borrowings under our Credit Facility, will be sufficient to meet our future operating and capital expenditure cash requirements for the next twelve months and the foreseeable future.

	Three Months Ended
	March 31,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change

Net cash (used in) provided by operating activities	$(803)	$6,307	$(7,110)	N/A
Net cash used in investing activities	(6,287)	(6,741)	454	-6.7%
Net cash provided by financing activities	6,550	3,236	3,314	102.4%

Net cash (used in) provided by operating activities

Net cash used in operating activities for the three months ended March 31, 2019 was $0.8 million, compared to net cash provided by operating activities of $6.3 million for the three months ended March 31, 2018. Net cash used in operating activities changed based on our operating performance as described earlier and an increase in interest expense payments. Net cash used in operating activities for the three months ended March 31, 2019 also reflects a change in the timing of collection of receivables due to emergency response and remediation activities. The decrease in collection of receivables was partially offset by an increase in accounts payables primarily due to an increase in payables related to emergency response activities.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2019 was $6.3 million, a decrease of $0.5 million, or 6.7% compared to net cash used in investing activities for the comparable period in 2018. Cash used in investing activities during the three months ended March 31, 2019 consists of capital expenditures of $6.3 million as compared to capital expenditures of $1.7 million in the prior period. The three months ended March 31, 2018 included the acquisition of Clean Line, which closed in March 2018 for $5.0 million.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2019 was $6.6 million, an increase of $3.3 million, or 102.4%, from the comparable period in 2018. This increase was attributable to an increase in borrowings under our revolving credit facilities, partially offset by a cash dividend paid on all issued and outstanding shares of the Company’s Series A Convertible Preferred Stock.

Working Capital

At March 31, 2019 and December 31, 2018, cash and cash equivalents totaled $17.9 million and $18.4 million, respectively. At March 31, 2019 and December 31, 2018, the net working capital balance was $51.2 million and $63.1 million, respectively.

Additionally, as of March 31, 2019 and December 31, 2018 we had $45.0 million and $35.0 million, respectively, in revolving credit facilities, of which approximately $25.0 million and $25.0 million was available to borrow at March 31, 2019 and December 31, 2018, respectively. Based on the above and current plans, we believe that our operations have adequate financial resources to satisfy current liquidity needs.

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

Financing Arrangements

Credit Facility

In connection with the combination of NRC and SES Holdco, LLC (“SES”), NRC US Holding Company, LLC (a wholly owned subsidiary of NRC) and SES (collectively, the “Borrowers”), NRC Group, as parent, and the other guarantors party thereto entered into a credit facility (the “Credit Facility”) on June 11, 2018, which included a $308.0 million term loan (the “Original Term Loan”) and a $40.0 million revolving credit facility (the “Revolver”). The Borrowers and the other guarantors (including NRC Group) entered into a joinder agreement (the “Joinder Agreement”) on October 2, 2018, pursuant to which the Borrowers increased the Original Term Loan in the amount of $35.0 million (the “Incremental Term Loan,” and together with the Original Term Loan, the “Term Loan”) and the amount available under the Revolver was reduced by $5 million to $35.0 million. The proceeds of the Term Loan have been used for, among other things, the funding of a dividend paid to investment affiliates of JFL as part of the combination of NRC and SES, and the acquisitions of Clean Line, SWS, and Quail Run. On March 15, 2019, the Company entered into an incremental revolving credit commitment of $10.0 million under the Credit Facility, bringing its total revolving credit commitments under the Revolver up to $45.0 million. As of March 31, 2019, there was $340.5 million outstanding on the Term Loan and $20.0 million outstanding on the Revolver. The Revolver matures on June 11, 2023 and the Term Loan matures on June 11, 2024, in each case unless otherwise extended in accordance with the terms of the Credit Facility. The Borrowers may also incur incremental revolving and term loan commitments pursuant to and in accordance with the terms of the Credit Facility.

As of March 31, 2019 and December 31, 2018, we were in compliance with the covenants of all of our debt agreements.

Capital Expenditures

In the three months ended March 31, 2019, our capital expenditures were $6.3 million. We anticipate that 2019 capital spending will increase primarily driven by the expansion of the Sprint segment’s landfill operations services.

Off-Balance Sheet Arrangements

Except for obligations under operating leases and letters of credit described in our 2018 Annual Report under “Contractual Obligations” and performance obligations incurred in the ordinary course of business, we are not party to any off-balance sheet arrangements involving guarantee, contingency or similar obligations to entities whose financial statements are not consolidated with our results, and that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors in our securities.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. The following are the areas that we believe require the greatest amount of judgments or estimates in the preparation of the financial statements: allowance for doubtful accounts, testing of goodwill for impairment, estimated lives of intangible assets, self-insurance liabilities, contingent consideration liability and income tax expense (benefit). Management reviews critical accounting estimates on an ongoing basis and as needed prior to the release of annual financial statements.

Our critical accounting policies and significant estimates are detailed in our 2018 Annual Report. Our critical accounting policies and significant estimates have not changed from those previously disclosed in our 2018 Annual Report.

Recent Accounting Pronouncements

For a discussion of recently issued financial accounting standards, see Note 2 to our consolidated financial statements included elsewhere in this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk since December 31, 2018. For further information on the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Annual Report.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this Report due to the existence of a previously reported material weakness in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than discussed below, during the three months ended March 31, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed elsewhere in this Report, we completed the Business Combination on October 17, 2018. We are engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations post-Business Combination.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2018 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Joinder Agreement, dated as of March 15, 2019 (this “Agreement”), by and among Macquarie Capital Funding LLC, NRC US Holding Company, LLC, Sprint Energy Services, LLC, the guarantors party thereto and BNP Paribas, as administrative agent (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRC GROUP HOLDINGS CORP.

Dated: May 7, 2019	/s/ Joseph Peterson
	Name:	Joseph Peterson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)