Form 10-Q
period 2019-06-30
NRC GROUP HOLDINGS CORP.
filed 2019-08-07
CIK 1703038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2019, there were 38,050,385 shares of the Company’s common stock issued and outstanding.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$22,615	$18,365
Receivables:
Trade, net of allowance for doubtful accounts of $2.5 million and $0.6 million, respectively	100,345	102,709
Other	1,227	1,112
Inventory	7,329	7,257
Prepaid expenses and other current assets	5,438	4,692
Total current assets	136,954	134,135

Property and equipment, net	156,534	122,565
Goodwill	52,864	51,417
Intangible assets, net of accumulated amortization of $38.5 million and $34.5 million, respectively	70,833	64,614
Other assets	4,081	3,396
Total assets	$421,266	$376,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$34,373	$36,171
Accrued expenses	11,293	10,644
Accrued wages and benefits	5,659	4,858
Contingent consideration	6,509	2,470
Deferred revenue	3,704	1,199
Other current liabilities	3,325	-
Current portion of term loans	3,431	3,431
Current portion of equipment loan	728	737
Borrowings outstanding under revolving credit agreements	43,000	10,000
Accrued dividend on Series A convertible preferred stock	1,838	1,511
Total current liabilities	113,860	71,021

Contingent consideration, net of current portion	4,886	3,846
Term loans, net of current portion and deferred financing costs	329,145	330,104
Equipment loan, net of current portion	979	78
Asset retirement obligation	1,346	1,379
Other long-term liabilities	13,445	1,243
Total liabilities	463,661	407,671

Commitments and contingencies

Shareholders’ Equity (Deficit)
Series A Convertible Preferred Stock, par value $0.0001; 5,000,000 shares authorized; 1,050,000 issued with a liquidation preference of $105,000 as of June 30, 2019 and December 31, 2018.	102,967	102,967
Common stock, par value $0.0001; 200,000,000 shares authorized; 38,050,385 and 36,902,544 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	4	4
Additional paid in capital	20,677	13,084
Accumulated deficit	(159,637)	(141,062)
Accumulated other comprehensive loss	(6,406)	(6,537)
Total shareholders’ equity (deficit)	(42,395)	(31,544)
Total liabilities and shareholders’ equity	$421,266	$376,127

See accompanying notes to unaudited consolidated financial statements

 NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Operating revenue	$121,841	$81,692	$222,335	$152,924

Costs and expenses
Operating expenses, including cost of revenue (exclusive of depreciation and amortization)	83,678	54,482	154,933	102,848
General and administrative expenses	17,188	12,740	34,081	23,135
Depreciation and amortization	9,678	5,325	18,690	11,784
Management fees	-	357	-	800
Acquisition expenses	10,715	2,064	11,162	3,286
Share-based compensation	1,268	-	1,268	-
Change in fair value of contingent consideration	2,026	-	4,077	-
Other expense, net	413	1,443	1,813	2,340
Total costs and expenses	124,966	76,411	226,024	144,193
Operating (loss) income	(3,125)	5,281	(3,689)	8,731

Other income (expenses)
Interest expense	(7,730)	(3,963)	(14,339)	(7,633)
Foreign currency transaction gain (loss)	(40)	78	51	41
Loss on debt extinguishment	-	(2,720)	-	(2,720)
Other income (expense), net	(87)	(23)	89	(8)
Total other expenses, net	(7,857)	(6,628)	(14,199)	(10,320)
Loss before income taxes	(10,982)	(1,347)	(17,888)	(1,589)
Income tax (benefit) expense	(867)	(1,139)	687	(1,020)
Net loss	$(10,115)	$(208)	$(18,575)	$(569)

Other comprehensive income (loss), net of tax
Foreign currency translation (loss) income	(315)	(1,245)	131	(540)
Total other comprehensive (loss) income	(315)	(1,245)	131	(540)
Comprehensive loss	$(10,430)	$(1,453)	$(18,444)	$(1,109)

Net loss	$(10,115)	$(208)	$(18,575)	$(569)
Less dividend on Series A convertible preferred stock	(1,837)	-	(3,675)	-
Net loss attributable to common shareholders	$(11,952)	$(208)	$(22,250)	$(569)

Net loss per share, basic and diluted	$(0.32)	$(0.01)	$(0.60)	$(0.03)
Weighted average common shares outstanding, basic and diluted	37,545,840	21,873,680	37,225,969	21,873,680

Dividends declared per Series A convertible preferred share	$1.75	-	$3.50	-

 See accompanying notes to unaudited consolidated financial statements

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended June 30, 2019 and 2018

(in thousands, except share amounts)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at March 31, 2019 (Unaudited)	1,050,000	$102,967	36,902,544	$4	$11,246	$(149,522)	$(6,091)	$(41,396)
Net loss	-	-	-	-	-	(10,115)	-	(10,115)
Currency translation loss	-	-	-	-	-	-	(315)	(315)
Series A convertible preferred stock dividend	-	-	-	-	(1,837)	-	-	(1,837)
Share based compensation	-	-	-	-	1,268	-	-	1,268
Issuance of common stock to JFL for OIT fee	-	-	1,147,841	-	10,000	-	-	10,000

Balance at June 30, 2019 (Unaudited)	1,050,000	$102,967	38,050,385	$4	$20,677	$(159,637)	$(6,406)	$(42,395)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at March 31, 2018 (Unaudited)	-	$-	21,873,680	$2	$142,205	$(94,166)	$(4,598)	$43,443
Net loss	-	-	-	-	-	(208)	-	(208)
Currency translation loss	-	-	-	-	-	-	(1,245)	(1,245)
Capital Contributions	-	-	-	-	22,817	-	-	22,817
Dividend Distributions to JFL	-	-	-	-	(86,543)	-	-	(86,543)

Balance at June 30, 2018 (Unaudited)	-	$-	21,873,680	$2	$78,479	$(94,374)	$(5,843)	$(21,736)

See accompanying notes to unaudited consolidated financial statements

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

For the six months ended June 30, 2019 and 2018

(in thousands, except share amounts)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2018	1,050,000	$102,967	36,902,544	$4	$13,084	$(141,062)	$(6,537)	$(31,544)
Net loss	-	-	-	-	-	(18,575)	-	(18,575)
Currency translation income	-	-	-	-	-	-	131	131
Series A convertible preferred stock dividend	-	-	-	-	(3,675)	-	-	(3,675)
Share based compensation	-	-	-	-	1,268	-	-	1,268
Issuance of common stock to JFL for OIT fee	-	-	1,147,841	-	10,000	-	-	10,000

Balance at June 30, 2019 (Unaudited)	1,050,000	$102,967	38,050,385	$4	$20,677	$(159,637)	$(6,406)	$(42,395)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2017	-	$-	21,873,680	$2	$142,205	$(93,805)	$(5,303)	$43,099
Net loss	-	-	-	-	-	(569)	-	(569)
Currency translation loss	-	-	-	-	-	-	(540)	(540)
Capital Contributions	-	-	-	-	22,817	-	-	22,817
Dividend Distributions to JFL	-	-	-	-	(86,543)	-	-	(86,543)

Balance at June 30, 2018 (Unaudited)	-	$-	21,873,680	$2	$78,479	$(94,374)	$(5,843)	$(21,736)

See accompanying notes to unaudited consolidated financial statements

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(18,575)	$(569)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	14,807	9,017
Amortization of intangible assets	3,883	2,767
Accretion of asset retirement obligation	54	26
Amortization of deferred financing costs	855	835
Share-based compensation expense	1,268	-
Bad debt expense	2,212	271
Change in fair value of contingent consideration	4,077	-

Deferred income tax provision	-	23
Realized gain from equipment sales or retirements	(381)	-
Loss on extinguishment of debt	-	2,720
Non-cash OIT acquisition related expense	10,000	-
Changes in operating assets and liabilities, net of acquisitions:
Trade and other receivables	147	5,312
Inventories	(72)	(89)
Prepaid expenses	(770)	(728)
Other assets	(759)	(8)
Accounts payable and accrued expenses	(9,016)	(11,068)
Accrued wages and benefits	801	(539)
Deferred revenue	2,505	3,125
Other current liabilities including current income taxes	(1,576)	(3,236)
Other liabilities	(1,778)	(1,408)
Payment of contingent consideration in excess of acquisition date fair value	(1,837)	-
Net cash provided by operating activities	5,845	6,451

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(5,805)	(28,028)
Capital expenditures	(21,549)	(7,386)
Net cash used in investing activities:	(27,354)	(35,414)

Cash flows from financing activities:
Borrowings from term loans	-	308,000
Principal payments on term loans	(1,717)	(197,157)
Borrowings from revolving credit facilities	33,000	5,283
Repayments of borrowing from revolving credit facilities	-	(13,494)
Borrowings from equipment loans	1,695	-
Principal payments on equipment loans	(804)	(1,056)
Payments on capital lease obligations	(1,859)	-
Payments of debt issuance costs	-	(9,660)
Dividend distribution to JFL	-	(86,543)
Capital contributions	-	22,817
Cash dividend paid	(3,350)	-
Payment of contingent consideration	(1,184)	-
Net cash provided by financing activities:	25,781	28,190

Effects of foreign exchange rates on cash and cash equivalents	(22)	(540)

Net increase (decrease) in cash and cash equivalents	4,250	(1,313)
Cash and cash equivalents, beginning of period	18,365	10,570
Cash and cash equivalents, end of period	$22,615	$9,257

Supplemental Information:
Cash interest paid	$7,583	$4,936
Cash income taxes paid	609	345

Noncash investing and financing activities:
Equipment financed under capital lease obligations	$18,060	$1,032
Asset retirement obligation	-	651
Transfer from construction in progress to landfill permit intangible asset	478	-
Unpaid property and equipment	7,689	-
Issuance of common stock to JFL for OIT fee	10,000	-
Accrued and unpaid Series A convertible preferred stock dividend	1,837	-

 See accompanying notes to unaudited consolidated financial statements

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

US Ecology Merger

On June 23, 2019, NRCG entered into an Agreement and Plan of Merger (the “Merger Agreement”) with US Ecology, Inc., a Delaware corporation (“US Ecology”), US Ecology Parent, Inc., a Delaware corporation and wholly-owned subsidiary of US Ecology (“Holdco”), Rooster Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Holdco (“Rooster Merger Sub”), and ECOL Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Holdco (“ECOL Merger Sub”).

The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, ECOL Merger Sub will merge with and into US Ecology, with US Ecology continuing as the surviving company and as a wholly-owned subsidiary of Holdco (the “Parent Merger”). Substantially concurrently therewith, Rooster Merger Sub will merge with and into NRCG, with NRCG continuing as the surviving company and as a wholly-owned subsidiary of Holdco (the “Rooster Merger,” and, together with the Parent Merger, the “Mergers”). The parties to the Merger Agreement intend that (1) each of the Mergers will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986 (the “Code”) or, alternatively, (2) the Mergers together will be treated as an “exchange” described in Section 351 of the Code.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

In the Rooster Merger, each share of common stock, par value $0.0001 per share, of NRCG (“Company Common Stock”) issued and outstanding immediately prior to the applicable Effective Time (other than cancelled shares) will be converted into the right to receive, and become exchangeable for: (1) 0.196 of a share (the “NRCG Exchange Ratio”) of common stock, par value $0.01 per share, of Holdco (“Holdco Common Stock”); (2)any cash in lieu of fractional shares of Holdco Common Stock payable pursuant to the Merger Agreement; and (3) any dividends or other distributions to which the holder thereof becomes entitled to upon the surrender of such shares of Company Common Stock in accordance with the Merger Agreement. Outstanding shares of NRCG’s equity awards will be converted into equity awards of Holdco pursuant to the mechanics set forth in the Merger Agreement. In the Rooster Merger, each share of Company Common Stock that is held by NRCG as treasury stock or that is owned by NRCG, Rooster Merger Sub or any other subsidiary of US Ecology or NRCG immediately prior to the applicable Effective Time will cease to be outstanding and will automatically be cancelled and will cease to exist, without any conversion thereof, and no consideration will be delivered in exchange therefor.

In addition, in the Rooster Merger, each share of 7.00% Series A Convertible Cumulative Preferred Stock, par value $0.0001 per share, of NRCG (the “Series A Preferred Stock”) will be converted into, and become exchangeable for, (1) a whole number of shares of Holdco Common Stock equal to the product of (a) the number of shares of Company Common Stock that such share of Series A Preferred Stock could be converted into at the applicable Effective Time (including Fundamental Change Additional Shares and Accumulated Dividends (each, as defined in the Certificate of Designations, Preferences, Rights and Limitations of NRCG Series A Preferred Stock, dated as of October 17, 2018 and corrected on October 23, 2018 (the “Series A Certificate of Designations”), establishing the rights of the NRCG Series A Preferred Stock)) multiplied by (b) the NRCG Exchange Ratio, (2) any cash in lieu of fractional shares of Holdco Common Stock payable pursuant to the Merger Agreement and (3) any dividends or other distributions to which the holder thereof becomes entitled to upon the surrender of such shares of NRCG Series A Preferred Stock in accordance with the Merger Agreement.

At the closing of the Rooster Merger, in respect of each outstanding warrant to purchase Company Common Stock (each, a “NRCG Warrant”) issued pursuant to that certain Warrant Agreement, dated as of June 22, 2017, between Continental Stock Transfer & Trust Company and NRCG, Holdco will issue a replacement warrant (each, a “Replacement Warrant”) to each holder providing that such Replacement Warrant will be exercisable for a number of shares of Holdco Common Stock equal to the product (rounded to the nearest whole number) of (1) the number of shares of Company Common Stock that would have been issuable upon the exercise of the NRCG Warrant immediately prior to the effective time of the Rooster Merger and (2) the NRCG Exchange Ratio, at an exercise price equal to the quotient obtained by dividing (a) the pre-Rooster Merger exercise price ($11.50 per share) by (b) the NRCG Exchange Ratio.

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

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

The Company’s only financial instruments carried at fair value, with changes in fair value flowing through current earnings, consist of contingent consideration liabilities recorded in conjunction with business combinations, as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Contingent consideration - current	$6,509	$-	$-	$6,509
Contingent consideration - long-term	4,886	-	-	4,886
Total liabilities measured at fair value	$11,395	$-	$-	$11,395

	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Contingent consideration - current	$2,470	$-	$-	$2,470
Contingent consideration - long-term	3,846	-	-	3,846
Total liabilities measured at fair value	$6,316	$-	$-	$6,316

There were no transfers made among the three levels in the fair value hierarchy for the three and six months ended June 30, 2019 and 2018.

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

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Changes in Level 3 liabilities measured at fair value for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contingent consideration - beginning of period	8,367	4,639	$6,316	$4,132
Acquisition of Clean Line (March 28, 2018)	-	-	-	507
Acquisition of OIT (April 26, 2019)	4,023	-	4,023	-
Change in fair value of contingent consideration (recognized in earnings)	2,026	-	4,077	-
Contingent consideration paid	(3,021)	-	(3,021)	-
Contingent consideration - end of period	$11,395	$4,639	$11,395	$4,639

The fair value of the Company’s contingent consideration liabilities recorded as part of the acquisitions of Enpro Holdings Group (“Enpro”) in April 2016, Clean Line Waste Water Solutions Limited (“Clean Line”) in March 2018, Quail Run Services, LLC (“Quail Run”) in October 2018 and OIT Inc. (“OIT”) in April 2019, has been classified within Level 3 in the fair value hierarchy. The contingent consideration represents the estimated fair value of future payments due to the sellers of Enpro, Clean Line, Quail Run and OIT based on each company’s achievement of annual earnings targets in certain years and other events considered in certain transaction documents. The initial fair values of the contingent consideration were calculated through the use of either Monte Carlo simulation or modified Black-Scholes analyses based on earnings projections for the respective earn-out periods, corresponding earnings thresholds, and approximate timing of payments as outlined in the purchase agreements. The analyses utilized the following assumptions: (i) expected term; (ii) risk-adjusted net sales or earnings; (iii) risk-free interest rate; and (iv) expected volatility of earnings. Estimated payments, as determined through the respective models, were further discounted by a credit spread assumption to account for credit risk. The contingent consideration is adjusted to fair value each period, and any increase or decrease is recorded in operating income (loss). The fair value of the contingent consideration may be impacted by certain unobservable inputs, most significantly with regard to discount rates, expected volatility and historical and projected performance. Significant changes to these inputs in isolation could result in a significantly different fair value measurement.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short-term nature of these instruments. The carrying value of the Company’s term loans and revolving credit facilities, including the current portion, approximate fair value as the terms and conditions of these loans are consistent with comparable market debt issuances. The carrying value of the equipment loans approximate fair value as the underlying interest rates approximate current market rates for all periods presented.

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

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table provides a roll forward of the allowance for doubtful accounts for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Allowance for doubtful accounts, beginning of period	$627	$895
Bad debt expense	2,212	271
Write-offs, net of recoveries, for bad debt	(314)	(39)
Allowance for doubtful accounts, end of period	$2,525	$1,127

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

In each of December 2017 and April 2018, the Company established an ARO liability and associated asset in the amount of $0.65 million and $0.65 million, respectively. The Company recorded accretion expense of $27,000 and $54,000 during the three and six months ended June 30, 2019, respectively, and made payments of $87,000 during the three and six months ended June 30, 2019. The Company recorded accretion expense of $13,000 and $26,000 during the three and six months ended June 30, 2018, respectively. As of June 30, 2019 and December 31, 2018, the ARO liability was $1.3 million and $1.4 million, respectively. These ARO liabilities relate to the future closure costs associated with Disposal Pit #1 and Disposal Pit #2, respectively. Disposal Pit #1 and Disposal Pit #2 are the Company’s only active cells in the SKCD facility. This obligation represents the net present value of the estimated future payout of approximately $1.6 million, which is expected to be incurred by the Company upon closure of Disposal Pit #1 in 2020 and Disposal Pit # 2 in 2020.

Recent Accounting Pronouncements

Standards implemented

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule is effective on November 5, 2018, however the SEC staff announced that it would not object if the filer’s first presentation of the changes in stockholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. The Company has included the presentation of changes in stockholders’ equity as required.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Standards to be implemented

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The FASB subsequently issued ASU 2016-10, Revenue from Contracts with Customers: (Topic 606) Identifying Performance Obligations and Licensing, to address issues arising from implementation of the new revenue recognition standard. The effective date is the Company’s annual fiscal year 2019 and interim periods thereafter, using one of two retrospective application methods: the full retrospective method or the modified retrospective method. The Company plans to adopt the standard using the modified retrospective method. The Company completed its preliminary assessment of the financial statement impact of the standard and does not expect it to have a material impact on its financial position or results of operations. The Company will continue to finalize its assessment of the impact of the new guidance and will review and update its internal controls over financial reporting to ensure that information required to implement the new standard is appropriately captured and recorded. In addition, the Company continues to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB or others, which may impact its current expectations.

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10 and ASU 2018-11 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. Topic 842 is effective for annual periods beginning after December 15, 2019 for emerging growth companies, with early adoption permitted. The Company completed its preliminary assessment of the financial statement impact of the adoption of Topic 842 and expects that most of its operating lease commitments will be subject to the new standard which will result in the recognition of a material operating lease liability and corresponding right-of use asset upon adoption.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement , which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst, or hierarchy associated with, Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

3. BUSINESS ACQUISITIONS

OIT

On March 15, 2019 the Company entered into a definitive asset purchase agreement with OIT, an environmental services provider including services related to thermal treatment of non-hazardous petroleum contaminated soils, absorbent pads and sludges, and the treatment of Per- and Polyfluoroalkyl substances. The transaction closed on April 26, 2019. The Company purchased the assets and business of OIT for an initial adjusted cash purchase price of $5.8 million paid at closing, plus an additional $2.0 million deferred consideration payable in cash, Company Common Stock or a combination of the two, and up to an additional $5.0 million in earn-out payments payable in cash, Company Common Stock or a combination of the two over the next three years based on certain financial milestones. The fair value of this earn out consideration is included in Contingent Consideration, net of current portion in the Consolidated Balance Sheets. Goodwill related to OIT is expected to be deductible for tax purposes.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the OIT acquisition (in thousands):

Accounts receivable	$110
Property, plant and equipment	1,145
Intangible assets	9,623
Goodwill	1,045
Accounts payable and accrued expenses	(180)
Deferred consideration	(1,915)
Contingent consideration	(4,023)
Cash purchase price, net of cash acquired	$5,805

For the three and six months ended June 30, 2019, the Company recorded $0.5 million in transaction costs related to the acquisition of OIT, which are recorded in Acquisition Expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Clean Line

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

For the three and six months ended June 30, 2018, the Company recorded $1.1 million in transaction costs related to the acquisition of Clean Line, which are recorded in Acquisition Expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

SWS Acquisition

On May 14, 2018, the Company acquired Progressive Environmental Services, Inc. (“SWS”) in exchange for approximately $21.8 million, net of cash acquired. SWS, headquartered in Fort Worth, Texas, expands the Company’s environmental services geographic coverage to 20 locations in eight states throughout the Southeast, Gulf Coast and Midwest of the United States.

In connection with the SWS acquisition, the Company recognized a $1.2 million deferred tax benefit during the three months ended June 30, 2018. As a result of the Company’s acquisition of SWS, a temporary difference between the book fair value and tax basis for the assets acquired was created, resulting in a deferred tax liability and additional goodwill. With the increase in deferred tax liability, the Company reduced the deferred tax asset valuation account and recognized a deferred tax benefit.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the final allocation of the purchase price to the assets acquired and liabilities assumed for the SWS acquisition (in thousands):

Accounts receivable	$12,942
Other current assets	545
Property, plant and equipment	7,037
Deposits	362
Bid bonds	565
Intangible assets	2,879
Goodwill	4,899
Accounts payable and accrued expenses	(6,176)
Deferred tax liability	(1,237)
Cash purchase price, net of cash acquired	$21,816

For the three and six months ended June 30, 2018, the Company recorded $1.5 million in transaction costs related to the acquisition of SWS, which are recorded in Acquisition Expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

4. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018

Vessels and equipment	$36,353	$35,553
Vehicles and trailers	67,712	50,458
Machinery and equipment	113,585	109,961
Office equipment and fixtures	8,752	8,549
Landfill	19,025	18,525
Leasehold improvements	10,115	6,490
Computer systems/license fees	3,796	3,527
Construction in progress	27,298	7,697
	286,636	240,760
Less: Accumulated depreciation	(130,102)	(118,195)
Property and equipment, net	$156,534	$122,565

For the three and six months ended June 30, 2019, the Company recognized depreciation expense of $7.7 million and $14.8 million, respectively. For the three and six months ended June 30, 2018, the Company recognized depreciation expense of $4.1 million and $9.0 million, respectively.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

5. GOODWILL AND INTANGIBLE ASSETS

The table below summarizes the Company’s finite-lived intangible assets and indefinite-lived trademarks as of June 30, 2019 and December 31, 2018 (in thousands):

			June 30, 2019
	Useful Lives	Weighted average remaining life	Intangible	Accumulated	Net
	(Years)	(Years)	Assets	Amortization	Balance
Customer Relationships	8 - 20	9.7	70,896	(21,643)	$49,253
Tradenames/Trademarks	2 - 25	10.8	13,148	(6,994)	6,154
Trademarks	Indefinite	N/A	837	-	837
Permits/License	3 - 10	9.4	23,560	(8,997)	14,563
Non-compete Agreements	5 - 6	0.4	856	(830)	26
			$109,297	$(38,464)	$70,833

			December 31, 2018
	Useful Lives	Weighted average remaining life	Intangible	Accumulated	Net
	(Years)	(Years)	Assets	Amortization	Balance
Customer Relationships	8 - 20	10.1	$70,896	$(18,939)	$51,957
Tradenames/Trademarks	2 - 25	10.7	13,148	(6,378)	6,770
Trademarks	Indefinite	N/A	837	-	837
Permits/License	3 - 10	9.1	13,458	(8,491)	4,967
Non-compete Agreements	5 - 6	0.8	856	(773)	83
			$99,195	$(34,581)	$64,614

The intangible assets are being amortized over their respective original useful lives, which range from 2 to 25 years. The Company recorded approximately $2.0 million and $3.9 million of amortization expense related to the above intangible assets for the three and six months ended June 30, 2019, respectively. The Company recorded approximately $1.2 million and $2.8 million of amortization expense related to the above intangible assets for the three and six months ended June 30, 2018, respectively. There were no impairment charges recorded during the six months ended June 30, 2019 and 2018.

The following table shows the remaining amortization expense associated with amortizable intangible assets as of June 30, 2019 (in thousands):

Year ended December 31, 2019 (excluding the six months ended June 30, 2019)	$4,391
Year ended December 31, 2020	8,208
Year ended December 31, 2021	7,782
Year ended December 31, 2022	7,607
Year ended December 31, 2023	7,292
Thereafter	34,716
$69,996

The table below summarizes goodwill activity during the six months ended June 30, 2019 (in thousands):

Ending balance at December 31, 2018	$51,417
Addition- OIT acquisition	1,045
Change in SWS acquisition allocation	402
Ending balance at June 30, 2019	$52,864

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The table below summarizes goodwill by reportable segment at June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018

Domestic Environmental Services	$32,014	$30,567
International Services	1,865	1,865
Sprint Segment	18,985	18,985
Total Goodwill	$52,864	$51,417

Domestic Environmental Services, International Services and Sprint Segment Goodwill

The Company performed a quantitative test of goodwill at year end for the year ended December 31, 2018. The Company evaluated goodwill at the segment level for the International Services segment as it does not have components below the segment level that meet the definition of a reporting unit. Goodwill for the Domestic Environmental Services segment is evaluated at the segment level as the reporting units are economically similar. The Sprint Segment is evaluated at the reporting unit level. The Company estimates the fair value of its reporting units using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for each reporting unit. The determination of fair value involves the use of significant estimates and assumptions, including revenue growth rates driven by future commodity prices and volume expectations, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates and synergistic benefits available to market participants. No events or conditions indicated the carrying value of the Company’s reporting units may not be recoverable in the six months ended June 30, 2019, and therefore the Company did not perform an interim period impairment assessment. Company did not record impairment charges related to goodwill in the six months ended June 30, 2019 and 2018.

6. LONG-TERM DEBT

As of June 30, 2019 and December 31, 2018 short-term and long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018

Term Loan principal	$339,657	$341,372
Less: Unamortized deferred financing fees	(7,081)	(7,837)
Less: Current portion	(3,431)	(3,431)
Term loans, net of current portion and deferred financing costs	329,145	330,104

Revolver (current )	43,000	10,000
Term loans, net of current portion and deferred financing costs, and Revolver	$372,145	$340,104

NRC US Holding Company, LLC (a wholly owned subsidiary of NRC) and SES (collectively, the “Borrowers”), NRC Group, as parent, and the other guarantors party thereto entered into a credit facility (the “Credit Facility”) on June 11, 2018, which included a $308.0 million term loan (the “Original Term Loan”) and a $40.0 million revolving credit facility (the “Revolver”). The Borrowers and the other guarantors (including NRC Group) entered into a joinder agreement (the “Joinder Agreement”) on October 2, 2018, pursuant to which the Borrowers increased the Original Term Loan in the amount of $35.0 million (the “Incremental Term Loan,” and together with the Original Term Loan, the “Term Loan”) and the amount available under the Revolver was reduced by $5 million to $35.0 million. On March 15 and May 10, 2019 the Company entered into incremental revolving credit commitments of $10.0 million and $15.0 million, respectively, under the Credit Facility, bringing its total revolving credit commitments under the Revolver up to $60.0 million. During the six months ended June 30, 2019, the Company borrowed $33.0 million under this commitment. The Revolver matures on June 11, 2023 and the Term Loan matures on June 11, 2024, in each case unless otherwise extended in accordance with the terms of the Credit Facility. The Borrowers may also incur incremental revolving and term loan commitments pursuant to and in accordance with the terms of the Credit Facility.

During the six months ended June 30, 2019, the Company made principal payments on the Term Loan of $1.7 million.

Outstanding loans under the Credit Facility will bear interest at the Borrowers’ option at either the Eurodollar rate plus 5.25% or the base rate plus 4.25% per year. In addition, the Borrowers will be charged (1) a commitment fee in an amount equal to 0.50% per annum times the average daily undrawn portion of the Revolver, (2) a letter of credit fee in an amount equal to the applicable margin then in effect for revolving loans bearing interest at the Eurodollar Rate times the average aggregate daily maximum amount available to be drawn under all outstanding letters of credit, (3) a letter of credit fronting fee in an amount equal to 0.125% times the average aggregate daily maximum amount available to be drawn under all letters of credit and (4) certain other fees as agreed between the parties. The weighted average interest rate applicable to the Term Loan and Revolver under the Credit Facility at June 30, 2019 is approximately 7.84%.

As of June 30, 2019 and December 31, 2018, the Company was in compliance with the covenants of all of its debt agreements.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Equipment Loans and Capital Leases

During the six months ended June 30, 2019, the Company entered into new equipment loans of $1.7 million, with terms of 24 to 60 months. As of June 30, 2019, $0.7 million of the remaining balance is included in Current Portion of Equipment Loan and $1.0 million is included in Equipment Loan, Net of Current Portion in the Consolidated Balance Sheets. The Company makes monthly payments of principal and interest on the equipment loan. Principal payments for the three and six months ended June 30, 2019 were $0.6 million and $0.8 million, respectively.

Additionally, the Company enters into equipment loans that are treated as capital leases. The loans require payments over 6 to 84 months and amounts due under capital leases are included in total liabilities (either current or non-current) in the Consolidated Balance Sheets. The equipment under the capital leases are included in property and equipment, net, and depreciation related to capital lease assets is included in depreciation expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). Certain of the loans are collateralized by the associated equipment it was issued to finance.

7. INCOME TAXES

The Company’s effective income tax rate for the three and six months ended June 30, 2019 was a benefit rate of 7.9% and a provision rate of 3.8%, respectively, as compared to effective income tax benefit rates of 84.6% and 64.2% for the three and six months ended June 30, 2018, respectively. The effective tax rates for the 2019 periods reflect a discrete charge to adjust income taxes payable associated with certain of the Company’s subsidiaries to reflect the Company’s consolidated income tax liability.

The Company has evaluated its income tax positions and determined that no material uncertain tax positions existed at June 30, 2019. The Company does not expect a significant change in its unrecognized tax benefits within the next twelve months.

The Company files income tax returns in the U.S. Federal and various state, local and foreign jurisdictions. For Federal income tax purposes, the 2015 through 2017 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, the 2014 through 2017 tax years remain open for examination by the tax authorities under a four-year statute of limitations. For foreign income tax purposes, the tax years 2013 through 2017 remain open for examination by the tax authorities under the various statute of limitation requirements of specific local country’s tax laws.

8. RELATED PARTY TRANSACTIONS

Related Party Transactions

During the three months ended June 30, 2019 and 2018, the Company derived approximately $24,000 in revenues, in both periods, from related entities. During the six months ended June 30, 2019 and 2018, the Company derived approximately $32,000 and $51,000 in revenues from related entities, respectively.

The Company paid approximately $6,000 and $0 for waste hauling services to the same related entities in the three months ended June 30, 2019 and 2018, respectively. The Company paid approximately $13,000 and $3,000 for waste hauling services in the six months ended June 30, 2019 and 2018, respectively.

Prior to the Business Combination, the Company had a management agreement with JFLCo whereby JFLCo provided services, including, among other things, cash flow planning/forecasting and merger/acquisition target identification. The Company incurred approximately $0.4 million and $0.8 million in management fees for the three and six months ended June 30, 2018, respectively. No management fees were incurred for the three and six months ended June 30, 2019. These expenses are reflected as Management Fees on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Pursuant to the Purchase Agreement, dated as of June 25, 2018, as amended on July 12, 2018 (the “Purchase Agreement”), between JFL Partners and Hennessy Capital (now known as NRC Group Holdings Corp.), the closing of the OIT transaction triggered a payment obligation by the Company of $10.0 million to JFL Partners, which payment could be made, at the election of the Company’s board of directors, in cash, Company Common Stock or a combination of the two. Following the OIT acquisition, on May 10, 2019, the Company’s board of directors authorized the payment to be made entirely in Company Common Stock. Accordingly, in accordance with the formula set forth in the Purchase Agreement, 1,147,841 shares were issued to JFL Partners and the Company recorded $10.0 million of OIT transaction related expenses in Acquisition Expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2019.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Pursuant to the terms of the Purchase Agreement, the Company may also be obligated to pay to JFL Partners additional consideration of up to $25.0 million (payable in cash, shares of Company Common Stock or any combination thereof, at the Company’s option) to the extent certain financial performance metrics are achieved by the OIT business during calendar years 2019 and 2020.  The full $25.0 million would be payable if the OIT business’s normalized earnings before interest, taxes, depreciation and amortization exceeded $10.0 million in either calendar year, and no payment would be due unless the OIT business achieved normalized earnings before interest, taxes, depreciation and amortization of more than $6.0 million in either calendar year. In connection with the execution of the Merger Agreement, US Ecology entered into an Investor Agreement (the “Investor Agreement”) with Holdco, JFL-NRC-SES Partners, LLC, JFL-NRCG Holdings III, LLC and JFL-NRCG Holdings IV, LLC (collectively, “the JFL Entities”) and, solely with respect to Section 4 thereof, NRCG. Pursuant to Section 4 of the Investor Agreement and subject to the closing of the Mergers, each of the JFL entities agreed to, among other things, waive its right to the additional consideration.

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

Litigation

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that any unfavorable outcomes will have a material adverse effect on the Company’s consolidated financial position or results of operations. At June 30, 2019 and December 31, 2018, the Company had no reserves recorded for any outstanding litigation, claim or assessment.

Leases

Total rent expense for the Company’s operating leases for the three and six months ended June 30, 2019 was $3.8 million and $7.3 million, respectively. Total rent expense for the Company’s operating leases for the three and six months ended June 30, 2018 was $3.0 million and $5.9 million, respectively.

As of June 30, 2019, future minimum lease payments in the following years ended December 31 that have a remaining term in excess of one year are as follows (in thousands):

	Capital Leases	Operating Leases
2019 (excluding the six months ended June 30, 2019)	$1,672	$7,307
2020	3,344	13,333
2021	3,474	8,991
2022	3,226	7,008
2023	3,206	5,301
Thereafter	4,109	3,865
Total minimum payments	$19,031	$45,805
Less: imputed interest	2,750
Present value of minimum capital lease payments	$16,281

The present value of minimum capital lease payments is included in Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

The following table provides segment data for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Domestic	Domestic
	Standby	Environmental			Corporate
	Services	Services	International	Sprint	Items	Total
Three Months Ended June 30,
2019
Operating revenue	$9,671	$82,071	$9,314	$20,785	$-	$121,841
Operating expenses, including cost of revenue (excluding depreciation, amortization and certain other expenses)	5,196	62,843	6,696	8,943	-	83,678
General and administrative expenses	991	7,163	958	4,105	3,971	17,188
Operating profit (exclusive of depreciation, amortization and certain other expenses)	3,484	12,065	1,660	7,737	(3,971)	20,975
2018
Operating revenue	$9,119	$48,561	$5,651	$18,361	$-	$81,692
Operating expenses, including cost of revenue (excluding depreciation, amortization and certain other expenses)	4,467	38,346	3,721	7,948	-	54,482
General and administrative expenses	830	5,792	1,008	2,859	2,251	12,740
Operating profit (exclusive of depreciation, amortization and certain other expenses)	3,822	4,423	922	7,554	(2,251)	14,470

Six Months Ended June 30,
2019
Operating revenue	$20,064	$142,937	$17,461	$41,873	$-	$222,335
Operating expenses, including cost of revenue (excluding depreciation, amortization and certain other expenses)	10,419	114,102	12,642	17,770	-	154,933
General and administrative expenses	1,940	14,362	1,855	7,856	8,068	34,081
Operating profit (exclusive of depreciation, amortization and certain other expenses)	7,705	14,473	2,964	16,247	(8,068)	33,321
Goodwill	-	32,014	1,865	18,985	-	52,864
Assets	77,576	182,438	19,677	150,823	(9,248)	421,266
2018
Operating revenue	$18,091	$89,418	$10,444	$34,971	$-	$152,924
Operating expenses, including cost of revenue (excluding depreciation, amortization and certain other expenses)	8,156	72,152	7,065	15,475	-	102,848
General and administrative expenses	1,619	10,372	1,710	5,470	3,964	23,135
Operating profit (exclusive of depreciation, amortization and certain other expenses)	8,316	6,894	1,669	14,026	(3,964)	26,941
Goodwill	-	31,008	2,620	10,935	-	44,563
Assets	76,245	159,054	20,092	92,772	(18,935)	329,228

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table presents a reconciliation of Operating profit (exclusive of depreciation, amortization and certain other charges) to net loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating profit (exclusive of depreciation and amortization):
Domestic Standby Services	$3,484	$3,822	$7,705	$8,316
Domestic Environmental Services	12,065	4,423	14,473	6,894
International	1,660	922	2,964	1,669
Sprint	7,737	7,554	16,247	14,026
Corporate	(3,971)	(2,251)	(8,068)	(3,964)
Total Operating profit (exclusive of depreciation, amortization and certain other charges)	20,975	14,470	33,321	26,941
Less:
Depreciation and amortization	9,678	5,325	18,690	11,784
Management fees	-	357	-	800
Acquisition expenses	10,715	2,064	11,162	3,286
Share-based compensation	1,268	-	1,268	-
Change in fair value of contingent consideration	2,026	-	4,077	-
Other expense, net	413	1,443	1,813	2,340
Operating (loss) income	(3,125)	5,281	(3,689)	8,731
Total other expenses, net	(7,857)	(6,628)	(14,199)	(10,320)
Loss before income taxes	(10,982)	(1,347)	(17,888)	(1,589)
Income tax (benefit) expense	(867)	(1,139)	687	(1,020)
Net loss	$(10,115)	$(208)	$(18,575)	$(569)

The following tables provides revenue by geographic location for each segment for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30, 2019
	Domestic	Domestic
	Standby	Environmental				% of
	Services	Services	International	Sprint	Total	Total
North America	$9,669	$82,071	$-	$20,785	$112,525	92%
Latin America and Caribbean	2	-	-	-	2	0%
EMEA	-	-	9,308	-	9,308	8%
Asia Pacific	-	-	6	-	6	0%
Total operating revenue	$9,671	$82,071	$9,314	$20,785	$121,841	100%

% of Total	8%	67%	8%	17%	100%

	For the Three Months Ended June 30, 2018
	Domestic	Domestic
	Standby	Environmental				% of
	Services	Services	International	Sprint	Total	Total
North America	$8,938	$48,561	$-	$18,361	$75,860	93%
Latin America and Caribbean	181	-	-	-	181	0%
Europe, Middle East and Africa (“EMEA”)	-	-	5,647	-	5,647	7%
Asia Pacific	-	-	4	-	4	0%
Total operating revenue	$9,119	$48,561	$5,651	$18,361	$81,692	100%

% of Total	11%	59%	7%	23%	100%

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

	For the Six Months Ended June 30, 2019
	Domestic	Domestic
	Standby	Environmental				% of
	Services	Services	International	Sprint	Total	Total
North America	$19,603	$142,937	$-	$41,873	$204,413	92%
Latin America and Caribbean	461	-	-	-	461	0%
EMEA	-	-	17,448	-	17,448	8%
Asia Pacific	-	-	13	-	13	0%
Total operating revenue	$20,064	$142,937	$17,461	$41,873	$222,335	100%

% of Total	9%	64%	8%	19%	100%

	For the Six Months Ended June 30, 2018
	Domestic	Domestic
	Standby	Environmental				% of
	Services	Services	International	Sprint	Total	Total
North America	$17,198	$89,418	$-	$34,971	$141,587	93%
Latin America and Caribbean	893	-	-	-	893	1%
Europe, Middle East and Africa (“EMEA”)	-	-	10,434	-	10,434	7%
Asia Pacific	-	-	10	-	10	0%
Total operating revenue	$18,091	$89,418	$10,444	$34,971	$152,924	100%

% of Total	12%	58%	7%	23%	100%

One customer in the Domestic Environmental Services segment represents $22.8 million and $26.6 million of the Company’s consolidated operating revenue for the three and six months ended June 30, 2019, respectively. No single customer accounted for more than 10% of the Company’s consolidated operating revenue for the three and six months ended June 30, 2018.

11. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue up to 200,000,000 shares of Company Common Stock. Company Common Stock has voting rights of one vote for each share of Company Common Stock. As described in Note 9, during the six months ended June 30, 2019, the Company issued 1,147,841 shares of Company Common Stock pursuant to the terms of the Purchase Agreement.

Series A Convertible Cumulative Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.0001 per share, 1,050,000 shares of which have been designated as Series A Preferred Stock and the remaining 3,950,000 shares of which are undesignated.

In accordance with the terms and conditions of the Series A Certificate of Designations, dividend activity during the six months ended June 30, 2019 is as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share	Total Cash Payment (in thousands)

June 20, 2019	July 1, 2019	July 15, 2019	$1.75	$1,838
March 29, 2019	April 1, 2019	April 15, 2019	1.75	1,838
December 20, 2018	January 1, 2019	January 15, 2019	1.44	1,511

As of June 30, 2019, $1.8 million of dividends were accrued.

Equity and Incentive Compensation Plan

During fiscal year 2018, the Company adopted the NRC Group Holdings Corp. 2018 Equity and Incentive Compensation Plan (the “Plan”). The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Under the Plan, the Committee may grant an aggregate of 3,000,000 shares of Company Common Stock in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance compensation awards and stock bonus awards. Stock-based payments, including the grant of stock options and RSUs, are subject to service-based vesting requirements, and expense is recognized over the vesting period. Forfeitures are accounted for as they occur. During the six months ended June 30, 2019, 908,778 RSUs and 150,000 stock option awards were granted under the Plan. As of June 30, 2019, 1,941,222 shares are available for issuance under the Plan.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Restricted Stock Units

The following table summarizes the Company’s RSU award activity for the six months ended June 30, 2019:

	Units	Weighted Average Grant date Fair value
Outstanding as of January 1, 2019	-
Granted	908,778	$8.75
Outstanding as of June 30, 2019	908,778	$8.75

Total unrecognized expense remaining	$6,728,500
Weighted-average years expected to be recognized over	1.5

No restricted stock units vested during the six months ended June 30, 2019.

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2019.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	-	$-
Granted	150,000	10.25
Outstanding as of June 30, 2019	150,000	10.25	9.8	$131,500
Exercisable as of June 30, 2019	-	$-	-	-

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2019 was $1.94. At June 30, 2019, unrecognized compensation cost related to the Company’s stock options totaled $247,000 and is expected to be recognized over a weighted-average period of 1.5 years.

The fair value of each stock option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	24.3%
Expected dividend yield	0%
Risk-free interest rate	2.4%
Expected term (in years)	5.8

The volatility assumption used in the Black-Scholes option-pricing model is based on peer group volatility as the Company does not have a sufficient trading history as a public company. Additionally, due to an insufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption is based on the simplified method under GAAP, which is based on the vesting period and contractual term for each tranche of awards. The mid-point between the weighted-average vesting term and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied US Treasury bill yield curve at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend on common shares.

Share-based compensation expense

Stock-based compensation granted to employees include stock options and RSUs, which are recognized in the financial statements based on their fair value. RSUs are valued based on the intrinsic value of the difference between the exercise price, if any, of the award and the fair market value of our Company Common Stock on the grant date. RSUs and stock options vest in tranches over a period of approximately three years and expire ten years from the grant date.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The components of pre-tax share-based compensation expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$45	$-	$45
Restricted stock units	1,223	-	1,223
Total share-based compensation	$1,268	$-	$1,268	$-

12. NET INCOME (LOSS) PER SHARE

In calculating earnings (loss) per share, the Company retrospectively applied the effects of the Business Combination.

Basic net income (loss) per common share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed similar to basic net income (loss) per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue Company Common Stock were exercised or converted into Company Common Stock.

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Series A convertible preferred stock	1,050	-	1,050	-
Common stock warrants - equity treatment	19,249	-	19,249	-
Stock options	150	-	150	-
Restricted stock units	909	-	909	-
Potentially dilutive securities	21,358	-	21,358	-

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have made these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

●	Risks and uncertainties related to the proposed Mergers (as defined herein) with US Ecology, Inc., a Delaware corporation (“US Ecology”), including the satisfaction of certain closing conditions, litigation relating to the proposed Mergers, unexpected costs, charges or expenses, certain restrictions during the pendency of the Proposed Mergers, as well as other risks associated with the proposed Mergers more fully described in the Registration Statement on Form S-4, dated July 31, 2019 that was filed by US Ecology Parent, Inc. with the SEC;

●	market conditions, commodity prices and economic factors beyond our control;

●	changes in demand within a number of key industry end-markets and geographic regions;

●	our obligations under, unexpected changes in, and other risks relating to, various laws, rules and regulations, including environmental law, securities law, maritime law and the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”);

●	the effect of litigation, judgments, orders or regulatory proceedings and the potential inadequacy of our insurance;

●	natural disasters, operational and safety risks and other business disruptions;

●	our ability to acquire and successfully integrate new operations and new acquisitions;

●	our ability to obtain or maintain various certifications, classifications, permits and other qualifications that can affect the cost, manner or feasibility of doing business;

●	our ability to fulfill our obligations regarding our outstanding indebtedness;

●	any failure or breach of our information technology systems;

●	our ability to design, implement and maintain effective internal controls, including disclosure controls and controls over financial reporting;

●	failure to retain key personnel;

●	recently enacted comprehensive U.S. tax reform legislation;

●	foreign currency exchange rate exposure;

●	the effect of impairment charges on our operating results;

●	our ability to maintain the listing of our Company Common Stock and warrants on the NYSE American and fulfill other public company obligations; and

●	other risks and uncertainties described in the 2018 Annual Report under the heading “Risk Factors.”

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

Results of Operations—Three and Six Months Ended June 30, 2019 and 2018

Our total Operating Revenues for the three-month period ended June 30, 2019 increased $40.1 million to $121.8 million, compared with $81.7 million in the three months ended June 30, 2018. Operating Revenues increased across all segments. Operating Revenues in our Domestic Standby Services segment increased $0.6 million in the three months ended June 30, 2019 as compared to the comparable period in 2018 due to an increase in equipment leasing and emergency response activity, partially offset by a decrease of $0.6 million in retainer revenue. Operating Revenues in our Domestic Environmental Services segment increased $33.5 million in the three months ended June 30, 2019 as compared to the comparable period in 2018 primarily due to a $23.7 million increase in emergency response activity from an event in the gulf coast region. Industrial services and remediation revenue increased $3.4 million and $4.3 million, respectively due in part to the contributions from Progressive Environmental Services, Inc. (“SWS”), which was acquired in May 2018. Operating Revenues in our International segment increased $3.7 million in the three months ended June 30, 2019 as compared to the comparable period in 2018 due an increase in remediation revenue. Operating Revenues in our Sprint segment increased $2.4 million in the three months ended June 30, 2019 as compared to the comparable period in 2018 primarily attributable to an increase of $2.3 million due to the acquisition of Quail Run Services, LLC (“Quail Run”) in October 2018.

Our total Operating Revenues for the six-month period ended June 30, 2019 increased $69.4 million to $222.3 million, compared with $152.9 million in the six months ended June 30, 2018. Operating Revenues increased across all segments. Operating Revenues in our Domestic Standby Services segment increased $2.0 million in the six months ended June 30, 2019 as compared to the comparable period in 2018 due to an increase in equipment leasing and emergency response activity, partially offset by a decrease in one-time remediation work and retainer revenue of $0.8 million and $0.4 million, respectively. Operating Revenues in our Domestic Environmental Services segment increased $53.5 million in the six months ended June 30, 2019 as compared to the comparable period in 2018 primarily due to the acquisition of SWS in May 2018, which contributed revenue of $47.8 million during the six months ended June 30, 2019. Excluding SWS, our Domestic Environmental Services segment increased $9.4 million due to an increase of $3.5 million in remediation revenue and a $5.1 million increase due to an increase in emergency response activity. Operating Revenues in our International segment increased $7.0 million in the six months ended June 30, 2019 as compared to the comparable period in 2018 due an increase in remediation revenue and an increase of $3.5 million due to the acquisition of Clean Line Waste Water Solutions Limited (“Clean Line”) in March 2018. Operating Revenues in our Sprint segment increased $6.9 million in the six months ended June 30, 2019 as compared to the comparable period in 2018 primarily attributable to an increase of $2.2 million in environmental services as well as a $4.6 million increase due to the acquisition of Quail Run in October 2018.

Segment Performance

The following table sets forth certain financial information associated with results of operations for the three and six months ended June 30, 2019 and 2018. The classification of certain prior period Operating expenses, including costs of revenue (excluding depreciation and amortization) and certain prior period General and administrative expenses have been recast to reflect the current period presentation.

	Summary of Operations
	Three Months Ended				Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Operating Revenues:
Domestic Standby Services	$9,671	$9,119	$552	6.1%	$20,064	$18,091	$1,973	10.9%
Domestic Environmental Services	82,071	48,561	33,510	69.0%	142,937	89,418	53,519	59.9%
International	9,314	5,651	3,663	64.8%	17,461	10,444	7,017	67.2%
Sprint	20,785	18,361	2,424	13.2%	41,873	34,971	6,902	19.7%
Corporate Items	-	-	-	-	-	-	-	-
Total	$121,841	$81,692	$40,149	49.1%	$222,335	$152,924	$69,411	45.4%

Operating Expenses, Including Cost of Revenue (excluding depreciation and amortization):
Domestic Standby Services	$5,196	$4,467	$729	16.3%	$10,419	$8,156	$2,263	27.7%
Domestic Environmental Services	62,843	38,346	24,497	63.9%	114,102	72,152	41,950	58.1%
International	6,696	3,721	2,975	80.0%	12,642	7,065	5,577	78.9%
Sprint	8,943	7,948	995	12.5%	17,770	15,475	2,295	14.8%
Corporate Items	-	-	-	-	-	-	-	-
Total	$83,678	$54,482	$29,196	53.6%	$154,933	$102,848	$52,085	50.6%

General and Administrative Expenses:
Domestic Standby Services	$991	$830	$161	19.4%	$1,940	$1,619	$321	19.8%
Domestic Environmental Services	7,163	5,792	1,371	23.7%	14,362	10,372	3,990	38.5%
International	958	1,008	(50)	-5.0%	1,855	1,710	145	8.5%
Sprint	4,105	2,859	1,246	43.6%	7,856	5,470	2,386	43.6%
Corporate Items	3,971	2,251	1,720	76.4%	8,068	3,964	4,104	103.5%
Total	$17,188	$12,740	$4,448	34.9%	$34,081	$23,135	$10,946	47.3%

Operating Revenues

There are many factors that have impacted and continue to impact our Operating Revenues. These factors include, but are not limited to: overall industrial activity, federal regulations, the effect of oil and gas commodity prices on business activity in the industry, international and domestic EH&S policies, the level of emergency response events and acquisitions.

Domestic Standby Services

	Three Months Ended				Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Operating Revenues	$9,671	$9,119	$552	6.1%	$20,064	$18,091	$1,973	10.9%

Domestic Standby Services Operating Revenues for the three months ended June 30, 2019 increased $0.6 million, or 6.1% from $9.1 million in the comparable period in 2018. This increase was primarily attributable to an increase in equipment leasing and emergency response activity, partially offset by a decrease in retainer revenue.

Domestic Standby Services Operating Revenues for the six months ended June 30, 2019 increased $2.0 million, or 10.9% from $18.1 million in the comparable period in 2018. This increase was primarily attributable to increases in equipment leasing and emergency response activity of $1.0 million and $2.0 million, partially offset by decreases in retainer revenue and one-time remediation work that did not occur in the current period. The six months ended June 30, 2018 included $0.8 million of remediation work related to an oil pipeline spill.

Domestic Environmental Services

	Three Months Ended				Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Operating Revenues	$82,071	$48,561	$33,510	69.0%	$142,937	$89,418	$53,519	59.9%

Domestic Environmental Services Operating Revenues for the three months ended June 30, 2019 increased $33.5 million, or 69.0%, from $48.6 million in the comparable period in 2018. Approximately $24.5 million of this increase was attributable to contributions from SWS’s emergency response activity in the gulf coast. Remediation revenue increased approximately $4.3 million due to increased activity, which was partially offset by a decline in Alaska and New England.

Domestic Environmental Services Operating Revenues for the six months ended June 30, 2019 increased $53.5 million, or 59.9%, from $89.4 million in the comparable period in 2018. Approximately $43.9 million of this increase was attributable to the acquisition of SWS, which includes $32.7 million in emergency response activity. Legacy emergency response and remediation activity increased $5.1 million and $3.5 million, respectively, as compared to the comparable period in 2018. These increases were partially offset by a decrease in waste management revenue.

International Services

	Three Months Ended				Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Operating Revenues	$9,314	$5,651	$3,663	64.8%	$17,461	$10,444	$7,017	67.2%

International Services Operating Revenues for the three months ended June 30, 2019 increased $3.7 million, or 64.8%, from $5.7 million in the comparable period in 2018. This increase was attributable to a $1.8 million increase in remediation revenue in Turkey and an increase in revenue from Clean Line, which was acquired in March 2018.

International Services Operating Revenues for the six months ended June 30, 2019 increased $7.0 million, or 67.2%, from $10.4 million in the comparable period in 2018. This increase was attributable to a $3.5 million increase due to the acquisition of Clean Line and a $3.2 million increase generated by remediation revenue in Turkey. These increases were partially offset by lower revenue generated by the North Sea operations.

Sprint

	Three Months Ended				Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Operating Revenues	$20,785	$18,361	$2,424	13.2%	$41,873	$34,971	$6,902	19.7%

Sprint Operating Revenues for the three months ended June 30, 2019 increased $2.4 million, or 13.2%, from $18.4 million in the comparable period in 2018. Approximately $2.3 million of the increase was due to the acquisition of Quail Run in October 2018.

Sprint Operating Revenues for the six months ended June 30, 2019 increased $6.9 million, or 19.7%, from $35.0 million in the comparable period in 2018. Approximately $4.6 million of the increase was due to the acquisition of Quail Run in October 2018. Approximately $2.2 million of this increase was attributable to the Sprint segment’s energy service operations from Kenedy and Carrizo Springs, Texas as well as expansion of the North East services location. These increases were offset by a decline due to certain customers’ reduced operations.

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

Domestic Standby Services

	Three Months Ended				Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization	$5,196	$4,467	$729	16.3%	$10,419	$8,156	$2,263	27.7%
As a % of Operating Revenues	54%	49%		5%	52%	45%		7%

Generally, the Domestic Standby Services segment has a fixed price cost structure, which allows it to leverage margin expansion with increased retainer revenue. Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization related to emergency response are primarily variable as we utilize subcontractors when an emergency response event occurs.

Domestic Standby Services Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the three months ended June 30, 2019 increased $0.7 million, or 16.3%, from $4.5 million in the comparable period in 2018. This increase is related to an increase in emergency response activity.

Domestic Standby Services Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the six months ended June 30, 2019 increased $2.3 million, or 27.7%, from $8.2 million in the comparable period in 2018. This increase is related to an increase in emergency response activity.

Domestic Environmental Services

	Three Months Ended				Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization	$62,843	$38,346	$24,497	63.9%	$114,102	$72,152	$41,950	58.1%
As a % of Operating Revenues	77%	79%		-2%	80%	81%		-1%

Domestic Environmental Services Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the three months ended June 30, 2019 increased $24.5 million, or 63.9%, from $38.3 million in the comparable period in 2018. Approximately $19.2 million of this increase was attributable to the acquisition of SWS. The increase excluding the acquisition of SWS is consistent with the increase in remediation revenue. As a percentage of Operating Revenues, the costs decreased 2% for the three months ended June 30, 2019, as compared to the comparable period in 2018.

Domestic Environmental Services Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the six months ended June 30, 2019 increased $42.0 million, or 58.1%, from $72.2 million in the comparable period in 2018. Approximately $31.4 million of this increase was attributable to the acquisition of SWS. The increase excluding the acquisition of SWS is consistent with the increase in remediation and emergency response revenue. As a percentage of Operating Revenues, the costs decreased 1% for the three months ended June 30, 2019, as compared to the comparable period in 2018.

International Services

	Three Months Ended				Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization	$6,696	$3,721	$2,975	80.0%	$12,642	$7,065	$5,577	78.9%
As a % of Operating Revenues	72%	66%		6%	72%	68%		4%

International Services Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the three months ended June 30, 2019 increased $3.0 million, or 80.0%, from $3.7 million in the comparable period in 2018. Approximately $0.6 million of this increase was attributable to the acquisition of Clean Line and approximately $2.4 million of this increase was attributable to the remediation activity in Turkey. As a percentage of Operating Revenues, the costs increased 6% in the three months ended June 30, 2019 as compared to the comparable period in 2018.

International Services Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the six months ended June 30, 2019 increased $5.6 million, or 78.9%, from $7.1 million in the comparable period in 2018. Approximately $2.4 million of this increase was attributable to the acquisition of Clean Line and approximately $3.6 million of this increase was attributable to the remediation activity in Turkey. As a percentage of Operating Revenues, the costs increased 4% in the six months ended June 30, 2019 as compared to the comparable period in 2018.

Sprint

	Three Months Ended				Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization	$8,943	$7,948	$995	12.5%	$17,770	$15,475	$2,295	14.8%
As a % of Operating Revenues	43%	43%		0%	42%	44%		-2%

Sprint Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the three months ended June 30, 2019 increased $1.0 million, or 12.5%, from $7.9 million in the comparable period in 2018. Approximately $0.6 million of this increase was attributable to landfill operations expanding and approximately $0.5 million of this increase was attributable to the acquisition of Quail Run. The costs as a percentage of Operating Revenues remained consistent.

Sprint Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the six months ended June 30, 2019 increased $2.3 million, or 14.8%, from $15.5 million in the comparable period in 2018. Approximately $0.9 million of this increase was attributable to landfill operations expanding. Approximately $1.0 million of this increase was attributable to the acquisition of Quail Run. The costs as a percentage of Operating Revenues decreased 2% as compared to the comparable period in 2018 due to higher margins resulting from a price increase and efficiencies gained as the Sprint segment’s landfill operations become fully operational.

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

Domestic Standby Services

	Three Months Ended				Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

G&A	$991	$830	$161	19.4%	$1,940	$1,619	$321	19.8%
As a % of Operating Revenues	10%	9%		1%	10%	9%		1%

Domestic Standby Services General and Administrative Expenses for the three months ended June 30, 2019 increased $0.2 million, or 19.4%, compared to $0.8 million for the comparable period in 2018. As a percentage of Operating Revenues, costs remained relatively consistent for the three months ended June 30, 2019 as compared to the comparable period in 2018.

Domestic Standby Services General and Administrative Expenses for the six months ended June 30, 2019 increased $0.3 million, or 19.8%, compared to $1.6 million for the comparable period in 2018. As a percentage of Operating Revenues, costs remained relatively consistent for the six months ended June 30, 2019 as compared to the comparable period in 2018.

Domestic Environmental Services

	Three Months Ended				Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

G&A	$7,163	$5,792	$1,371	23.7%	$14,362	$10,372	$3,990	38.5%
As a % of Operating Revenues	9%	12%		-3%	10%	12%		-2%

Domestic Environmental Services General and Administrative Expenses for the three months ended June 30, 2019 increased $1.4 million, or 23.7%, from $5.8 million in the comparable period in 2018. The increase is primarily attributable to the acquisition of SWS. As a percentage of Operating Revenues, the costs decreased 3% for the three months ended June 30, 2019 as compared to the comparable period in 2018 primarily due to higher revenue.

Domestic Environmental Services General and Administrative Expenses for the six months ended June 30, 2019 increased $4.0 million, or 38.5%, from $10.4 million in the comparable period in 2018. Approximately $3.6 million of the increase was attributable to the acquisition of SWS. As a percentage of Operating Revenues, the costs decreased 2% for the six months ended June 30, 2019 as compared to the comparable period in 2018 primarily due to higher revenue.

International Services

	Three Months Ended				Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

G&A	$958	$1,008	$(50)	-5.0%	$1,855	$1,710	$145	8.5%
As a % of Operating Revenues	10%	18%		-8%	11%	16%		-5%

International Services General and Administrative Expenses for the three months ended June 30, 2019 decreased $0.1 million from $1.0 million, or 5%, in the comparable period in 2018. As a percentage of Operating Revenues, the costs decreased 8% for the three months ended June 30, 2019, as compared to the comparable period in 2018, because General and Administrative Expenses are primarily fixed costs and thus decrease as a percentage of revenue as Operating Revenues increase.

International Services General and Administrative Expenses for the six months ended June 30, 2019 increased $0.1 million from $1.7 million, or 8.5%, in the comparable period in 2018. Approximately $0.3 million of the General and Administrative Expenses was attributable to the acquisition of Clean Line. Excluding the impact of Clean Line, the International segment reduced General and Administrative Expenses by $0.2 million to be aligned with revenue levels. As a percentage of Operating Revenues, the costs decreased 5% for the six months ended June 30, 2019, as compared to the comparable period in 2018, because General and Administrative Expenses are primarily fixed costs and thus decrease as a percentage of revenue as Operating Revenues increase.

Sprint

	Three Months Ended				Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

G&A	$4,105	$2,859	$1,246	43.6%	$7,856	$5,470	$2,386	43.6%
As a % of Operating Revenues	20%	16%		4%	19%	16%		3%

Sprint General and Administrative Expenses for the three months ended June 30, 2019 increased $1.2 million, or 43.6%, from $2.9 million in the comparable period in 2018. This increase was primarily attributable to an increase of approximately $0.6 million from expanding the Sprint segment’s energy services operations and an increase of approximately $0.4 million due to the acquisition of Quail Run in October 2018. As a percentage of Operating Revenues, the costs increased 4% for the three months ended June 30, 2019 as compared to the comparable period in 2018.

Sprint General and Administrative Expenses for the six months ended June 30, 2019 increased $2.4 million, or 43.6%, from $5.5 million in the comparable period in 2018. This increase was primarily attributable to an increase of approximately $1.1 million from expanding the Sprint segment’s energy service operations and an increase of approximately $0.7 million due to the acquisition of Quail Run in October 2018. As a percentage of Operating Revenues, the costs increased 3% for the six months ended June 30, 2019 as compared to the comparable period in 2018.

Corporate Items

	Three Months Ended				Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

G&A	$3,971	$2,251	$1,720	76.4%	$8,068	$3,964	$4,104	103.5%

Corporate Items General and Administrative Expenses for the three months ended June 30, 2019 increased $1.7 million, or 76.4%, from $2.3 million in the comparable period in 2018 to support the growth of the business including the support of the various acquisitions. Approximately $1.2 million of the increase was due to an increase in corporate compensation expense and an approximately $0.2 million was due to an increase in technology expense.

Corporate Items General and Administrative Expenses for the six months ended June 30, 2019 increased $4.1 million, or 103.5%, from $4.0 million in the comparable period in 2018 to support the growth of the business including the support of the various acquisitions. Approximately $1.8 million of the increase was bad debt expense, approximately $1.1 million of the increase was due to an increase in professional fees, $0.4 million of the increase was due to the timing of incentive compensation and $0.3 million of the increase was due to an increase in technology expense.

Depreciation and Amortization

	Three Months Ended				Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Depreciation	$7,658	$4,111	$3,547	86.3%	$14,806	$9,017	$5,789	64.2%
Intangible Amortization	2,019	1,214	805	66.3%	3,883	2,767	1,116	40.3%
Depreciation and Amortization	$9,677	$5,325	$4,352	81.7%	$18,689	$11,784	$6,905	58.6%

Depreciation and amortization for the three months ended June 30, 2019 increased $4.4 million, or 81.7%, from the comparable period in 2018 primarily attributable to an increase in capitalized equipment in the Domestic Environmental Services segment, as well as $0.6 million of depreciation expense for SWS and Clean Line which were acquired during fiscal year 2018. The increase is also due to $0.6 million of intangible amortization expense for Quail Run, which was also acquired during fiscal year 2018.

Depreciation and amortization for the six months ended June 30, 2019 increased $6.9 million, or 58.6%, from the comparable period in 2018 primarily attributable to an increase in capital equipment in the Domestic Environmental Services segment. Depreciation expense increased $1.0 million in the Sprint segment due to increased capital expenditures and the acquisition of Quail Run. The acquisitions of SWS and Clean Line during fiscal year 2018 increased depreciation expense by $1.1 million and $0.2 million, respectively during the six months ended June 30, 2019. The increase is also due to $0.9 million of intangible amortization expense for SWS, Clean Line and Quail Run.

Other Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Management fees	$-	$357	$(357)	-100.0%	$-	$800	$(800)	-100.0%
Acquisition expenses	10,715	2,064	8,651	419.1%	11,162	3,286	7,876	239.7%
Change in fair value of contingent consideration	2,026	-	2,026	100.0%	4,077	-	4,077	100.0%
Share-based compensation	1,268	-	1,268	100%	1,268	-	1,268	100%
Other, net	413	1,443	(1,030)	-71.4%	1,813	2,340	(527)	-22.5%

Management fees for the three months ended June 30, 2019 decreased $0.4 million from the comparable period in 2018 as we no longer paid management fees to JFL Partners after the Business Combination in October 2018. Acquisition expenses for the three months ended June 30, 2019 increased $8.7 million from the comparable period in 2018, which is primarily attributable to the $10.0 million payment due to JFL Partners, which was triggered by the closing of the OIT acquisition in the second quarter of 2019. Acquisition expenses for the three months ended June 30, 2019 also includes $2.3 million of professional fees incurred in connection with the Company entering into the US Ecology Merger Agreement. During the three months ended June 30, 2019, the fair value of contingent consideration increased $2.0 million, primarily resulting from an increase of $2.0 million for the fair value of the contingent consideration relating to the Enpro acquisition due to an increase in the probability of payment. During the three months ended June 30, 2019 the Company recognized $1.3 million of share-based compensation expense as a result of equity-based awards granted to employees and the Company’s Board of Directors. Other expense decreased $1.0 million for the three months ended June 30, 2019 as compared to the comparable period in 2018 due to a decrease in professional fees and severance costs.

Management fees for the six months ended June 30, 2019 decreased $0.8 million from the comparable period in 2018 as we no longer paid management fees to JFL Partners after the Business Combination in October 2018. Acquisition expenses for the six months ended June 30, 2019 increased $7.9 million from the comparable period in 2018, which is primarily attributable to the $10.0 million payment due to JFL Partners, which was triggered by the closing of the OIT acquisition in the second quarter of 2019. Acquisition expenses for the six months ended June 30, 2019 also includes $2.3 million of professional fees incurred in connection with the Company entering into the US Ecology Merger Agreement. During the six months ended June 30, 2019, the fair value of contingent consideration increased $4.1 million, resulting from an increase of $2.2 million for the fair value of the contingent consideration relating to the Enpro acquisition and an increase of $1.7 million for the fair value of the contingent consideration relating to the Clean Line acquisition. During the six months ended June 30, 2019 the Company recognized $1.3 million of share-based compensation expense as a result of equity-based awards granted to employees and the Company’s Board of Directors. Other expense decreased $0.5 million for the six months ended June 30, 2019 as compared to the comparable period in 2018 due to a decrease in professional fees and severance costs.

Total Other (Income) Expenses, Net

	Three Months Ended				Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Interest expense	$7,730	$3,963	3,767	95%	14,339	7,633	6,706	88%
Foreign currency translation (gains) losses	40	(78)	118	-151%	(51)	(41)	(10)	24%
Loss on debt extinguishment	-	2,720	(2,720)	-100%	-	2,720	(2,720)	-100%
Other (income) expense, net	87	23	64	278%	(89)	8	(97)	-1213%
Total other expenses	$7,857	$6,628	$1,229	18.5%	$14,199	$10,320	$3,879	37.6%

Total Other Expenses for the three months ended June 30, 2019 increased $1.2 million, or 18.5%, as compared to the comparable period in 2018. Interest expense increased $3.8 million due to higher debt balances. In June 2018, in connection with entering into the Credit Facility (as defined below), the Company wrote off $2.7 million in debt issuance costs. This expense did not repeat in the three months ended June 30, 2019.

Total Other Expenses for the six months ended June 30, 2019 increased $3.9 million, or 37.6%, as compared to the comparable period in 2018. Interest expense increased $6.7 million due to higher debt balances. These increases were partially offset by a decrease in loss on debt extinguishment. The increase in borrowings were used to fund the 2018 dividend payment to investment affiliates of JFL and the acquisitions of Clean Line, SWS and Quail Run.

Income Tax (Benefit) Expense

	Three Months Ended				Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Income tax (benefit) expense	$(867)	$(1,139)	$272	-23.9%	$687	$(1,020)	$1,707	-167.4%

Income tax benefit for the three months ended June 30, 2019 was $0.9 million as compared to Income tax benefit of $1.1 million for the three months ended June 30, 2018. As a result of the Company’s acquisition of SWS a temporary difference between the book fair value and tax basis for the assets acquired was created resulting in a deferred tax liability and additional goodwill. With the increase in deferred tax liability the Company reduced the deferred tax asset valuation account and recognized a deferred tax benefit in the three months ended June 30, 2018.

Income tax expense for the six months ended June 30, 2019 was $0.7 million as compared to Income tax benefit of $1.0 million for the six months ended June 30, 2018. Income tax expense for the six months ended June 30, 2019 reflects a discrete charge to adjust income taxes payable associated with certain of the Company’s subsidiaries to reflect the Company’s consolidated income tax liability. Income tax benefit for the six months ended June 30, 2018 reflects a deferred tax benefit associated with the Company’s acquisition of SWS.

Liquidity and Capital Resources

At June 30, 2019 and December 31, 2018, cash and cash equivalents totaled $22.6 million and $18.4 million, respectively. At June 30, 2019 and December 31, 2018, the net working capital balance was $23.1 million and $63.1 million, respectively. The decrease is primarily attributable to an increase in borrowings under the Revolver. Our principal capital requirements are to fund capital expenditures, make interest and principal payments on indebtedness, make dividend payments on the Series A Preferred Stock, make investments in line with our business strategy, and fund working capital needs. We calculate working capital as current assets less current liabilities. Our principal sources of liquidity are existing cash and cash equivalents, cash flows from operations and financing activities, including borrowings under our Credit Facility. In addition, as a public company, we may from time to time access the capital markets through the offering and sale of our securities. We believe that future operating cash flows, together with cash on hand and availability of borrowings under our Credit Facility, will be sufficient to meet our future operating and capital expenditure cash requirements for the next twelve months and the foreseeable future.

	Six Months Ended
	June 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change

Net cash provided by operating activities	$5,845	$6,451	$(606)	-9.4%
Net cash used in investing activities	(27,354)	(35,414)	8,060	-22.8%
Net cash provided by financing activities	25,781	28,190	(2,409)	-8.5%

Net cash provided by operating activities

Net cash provided by operating activities for the six months ended June 30, 2019 was $5.8 million, a decrease of $0.6 million, or 9.4% compared to $6.5 million for the six months ended June 30, 2018. Net cash provided by operating activities changed based on our operating performance as described earlier and an increase in interest expense payments. Net cash provided by operating activities for the six months ended June 30, 2019 also reflects a change in the timing of collection of receivables due to emergency response and remediation activities. The decrease in collection of receivables was partially offset by an increase in accounts payables primarily due to an increase in payables related to emergency response activities.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2019 was $27.4 million, a decrease of $8.1 million, or 22.8% compared to $35.4 million for the comparable period in 2018. Cash used in investing activities during the six months ended June 30, 2019 consists of capital expenditures of $21.5 million as compared to capital expenditures of $7.4 million in the prior period. The six months ended June 30, 2019 included the acquisition of OIT, which closed in April 2019 for $5.8 million. The six months ended June 30, 2018 included the acquisition of Clean Line, which closed in March 2018 for $5.0 million and SWS, which closed in May 2018 for $22.0 million.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $25.8 million, a decrease of $2.4 million, or 8.5%, from the comparable period in 2018. Net cash provided by financing activities for the six months ended June 30, 2019 reflects an increase in borrowings under our revolving credit facilities, partially offset by a cash dividend paid on all issued and outstanding shares of the Series A Preferred Stock and payment of contingent consideration to the sellers of Quail Run and Clean Line. Net cash provided by financing activities for the six months ended June 30, 2018 is attributable to a net increase in borrowings, net of deferred financing costs, due to the Credit Facility and an increase in capital contributions of $22.8 million. These borrowings and increases in capital were to fund the dividend payment of $86.5 million paid to investment affiliates of JFLCo.

Working Capital

At June 30, 2019 and December 31, 2018, cash and cash equivalents totaled $22.6 million and $18.4 million, respectively. At June 30, 2019 and December 31, 2018, the net working capital balance was $23.1 million and $63.1 million, respectively.

Additionally, as of June 30, 2019 and December 31, 2018 we had $60.0 million and $35.0 million, respectively, in revolving credit facilities, of which approximately $17.0 million and $25.0 million was available to borrow at June 30, 2019 and December 31, 2018, respectively. Based on the above and current plans, we believe that our operations have adequate financial resources to satisfy current liquidity needs.

We assess liquidity in terms of the ability to generate cash to fund operating, investing and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, interest payments and investments in line with our business strategy. We believe that future operating cash flows will be sufficient to meet future operating and internal investing cash needs. Furthermore, existing cash balances and availability of additional borrowings under revolving credit facilities provide additional potential sources of liquidity should they be required.

Financing Arrangements

Credit Facility

In connection with the combination of NRC and SES, NRC US Holding Company, LLC (a wholly owned subsidiary of NRC) and SES (collectively, the “Borrowers”), NRC Group, as parent, and the other guarantors party thereto entered into a credit facility (the “Credit Facility”) on June 11, 2018, which included a $308.0 million term loan (the “Original Term Loan”) and a $40.0 million revolving credit facility (the “Revolver”). The Borrowers and the other guarantors (including NRC Group) entered into a joinder agreement (the “Joinder Agreement”) on October 2, 2018, pursuant to which the Borrowers increased the Original Term Loan in the amount of $35.0 million (the “Incremental Term Loan,” and together with the Original Term Loan, the “Term Loan”) and the amount available under the Revolver was reduced by $5 million to $35.0 million. The proceeds of the Term Loan have been used for, among other things, the funding of a dividend paid to investment affiliates of JFL as part of the combination of NRC and SES, and the acquisitions of Clean Line, SWS, and Quail Run. On March 15, 2019 and May 10, 2019, the Company entered into incremental revolving credit commitments of $10.0 million and $15.0 million, respectively, under the Credit Facility, bringing its total revolving credit commitments under the Revolver up to $60.0 million.

During the six months ended June 30, 2019, the Company made principal payments on the Term Loan of $1.7 million. As of June 30, 2019, there was $339.7 million outstanding on the Term Loan and $43.0 million outstanding on the Revolver. The Revolver matures on June 11, 2023 and the Term Loan matures on June 11, 2024, in each case unless otherwise extended in accordance with the terms of the Credit Facility. The Borrowers may also incur incremental revolving and term loan commitments pursuant to and in accordance with the terms of the Credit Facility.

As of June 30, 2019 and December 31, 2018, we were in compliance with the covenants of all of our debt agreements.

Capital Expenditures

In the six months ended June 30, 2019, our capital expenditures were $21.5 million. We anticipate that 2019 capital spending will increase primarily driven by the expansion of the Sprint segment’s landfill operations services.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this Report due to the existence of a previously reported material weakness in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than discussed below, during the three months ended June 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed elsewhere in this Report, we completed the Business Combination on October 17, 2018. We are engaged in the process of designing and implementing our internal control over financial reporting in a manner commensurate with the scale of our operations post-Business Combination.

Notwithstanding the material weaknesses described below, we have concluded that the financial statements and other financial information included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2018 Annual Report other than the risks described below related to the pending Mergers.

Completion of the Mergers is subject to certain conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all. Failure to complete the Mergers could have a material and adverse effect on us and, even if completed, the Mergers may not achieve some or all of the anticipated benefits.

On June 23, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with US Ecology, US Ecology Parent, Inc., a Delaware corporation and wholly-owned subsidiary of US Ecology (“Holdco”), Rooster Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Holdco (“Rooster Merger Sub”), and ECOL Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Holdco (“ECOL Merger Sub”).

The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, ECOL Merger Sub will merge with and into US Ecology, with US Ecology continuing as the surviving company and as a wholly-owned subsidiary of Holdco (the “Parent Merger”). Substantially concurrently therewith, Rooster Merger Sub will merge with and into NRCG, with NRCG continuing as the surviving company and as a wholly-owned subsidiary of Holdco (the “Rooster Merger,” and, together with the Parent Merger, the “Mergers”).

Completion of the Mergers is not assured and is subject to risks, including, but not limited to, (1) certain litigation that was filed by SBTS, LLC on July 23, 2019 in the Court of Chancery of the State of Delaware against NRCG and US Ecology regarding the treatment of the NRCG Series A Preferred Stock, (2) the risks that approval of the transactions by US Ecology stockholders and our common stockholders will not be obtained or (3) certain other closing conditions will not be satisfied. If the Mergers are not completed, the ongoing businesses and financial results of US Ecology and/or the Company may be adversely affected and US Ecology and/or the Company will be subject to several risks, including the following:

●	having to pay certain significant costs relating to the Mergers without receiving the benefits of the Mergers, including, in certain circumstances, a termination fee of $35,000,000 payable by the Company, a termination fee of $60,000,000 payable by US Ecology, or up to $10,000,000 in expense reimbursement payable to the Company by US Ecology;

●	the potential loss of key personnel during the pendency of the Mergers as employees may experience uncertainty about their future roles with the combined company;

●	US Ecology and the Company will have been subject to certain restrictions on the conduct of their businesses which may have prevented them from making certain acquisitions or dispositions or pursuing certain business opportunities while the Mergers were pending; and

●	having had the focus of each companies’ management on the Mergers instead of on pursuing other opportunities that could have been beneficial to the companies.

If the Mergers are not completed, we cannot assure our stockholders that these risks will not materialize and will not materially adversely affect the businesses, financial results and stock prices of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of June 23, 2019, by and among US Ecology, Inc., US Ecology Parent, Inc., Rooster Merger Sub, Inc., ECOL Merger Sub, Inc., and NRC Group Holdings Corp., incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (File No. 001-38119) filed with the SEC on June 24, 2019.

10.1	Joinder Agreement, dated as of May 10, 2019, by and among NRC US Holding Company, LLC, Sprint Energy Services, LLC, HSBC Bank USA, N.A., BNP Paribas and the Guarantors party thereto, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-38119) filed with the SEC on May 14, 2019.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRC GROUP HOLDINGS CORP.

Dated: August 6, 2019	/s/ Joseph Peterson
	Name:	Joseph Peterson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)