Form 10-Q
period 2019-09-30
NRC GROUP HOLDINGS CORP.
filed 2019-11-12
CIK 1703038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, there were 38,050,385 shares of the Company’s common stock issued and outstanding.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$20,284	$18,365
Receivables:
Trade, net of allowance for doubtful accounts of $3.8 million and $0.6 million, respectively	98,577	102,709
Other	1,231	1,112
Inventory	7,730	7,257
Prepaid expenses and other current assets	5,151	4,692
Total current assets	132,973	134,135

Property and equipment, net	158,976	122,565
Goodwill	53,003	51,417
Intangible assets, net of accumulated amortization of $40.6 million and $34.5 million, respectively	72,910	64,614
Other assets	3,940	3,396
Total assets	$421,802	$376,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$37,071	$36,171
Accrued expenses	7,346	10,644
Accrued wages and benefits	4,816	4,858
Contingent consideration	7,514	2,470
Deferred revenue	2,327	1,199
Other current liabilities	4,247	-
Current portion of term loans	3,431	3,431
Current portion of equipment loan	1,237	737
Current portion of asset retirement obligation	658	-
Borrowings outstanding under revolving credit agreements	57,000	10,000
Accrued dividend on Series A convertible preferred stock	1,838	1,511
Total current liabilities	127,485	71,021

Contingent consideration, net of current portion	3,448	3,846
Term loans, net of current portion and deferred financing costs	328,681	330,104
Equipment loan, net of current portion	1,197	78
Asset retirement obligation	716	1,379
Other long-term liabilities	13,617	1,243
Total liabilities	475,144	407,671

Commitments and contingencies

Shareholders’ Equity (Deficit)
Series A Convertible Preferred Stock, par value $0.0001; 5,000,000 shares authorized; 1,050,000 issued with a liquidation preference of $105,000 as of September 30, 2019 and December 31, 2018.	102,967	102,967
Common stock, par value $0.0001; 200,000,000 shares authorized; 38,050,385 and 36,902,544 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	4	4
Additional paid in capital	20,097	13,084
Accumulated deficit	(169,822)	(141,062)
Accumulated other comprehensive loss	(6,588)	(6,537)
Total shareholders’ equity (deficit)	(53,342)	(31,544)
Total liabilities and shareholders’ equity	$421,802	$376,127

 See accompanying notes to unaudited consolidated financial statements

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Operating revenue	$101,989	$99,982	$324,324	$252,906

Costs and expenses
Operating expenses, including cost of revenue (exclusive of depreciation and amortization)	74,196	65,676	229,129	168,524
General and administrative expenses	16,252	16,292	51,601	39,427
Depreciation and amortization	8,722	9,889	27,412	21,673
Management fees	-	595	-	1,395
Acquisition expenses	2,297	1,042	13,459	4,328
Change in fair value of contingent consideration	(957)	-	3,120	-
Other expense, net	354	531	2,167	2,871
Total costs and expenses	100,864	94,025	326,888	238,218
Operating income (loss)	1,125	5,957	(2,564)	14,688

Other income (expenses)
Interest expense	(8,585)	(6,041)	(22,924)	(13,674)
Foreign currency transaction gain (loss)	10	(67)	61	(26)
Loss on debt extinguishment	-	-	-	(2,720)
Other income (expense), net	(449)	4	(360)	(4)
Total other expenses, net	(9,024)	(6,104)	(23,223)	(16,424)
Loss before income taxes	(7,899)	(147)	(25,787)	(1,736)
Income tax expense (benefit)	2,286	731	2,973	(289)
Net loss	$(10,185)	$(878)	$(28,760)	$(1,447)

Other comprehensive income (loss), net of tax
Foreign currency translation loss	(182)	(218)	(51)	(758)
Total other comprehensive loss	(182)	(218)	(51)	(758)
Comprehensive loss	$(10,367)	$(1,096)	$(28,811)	$(2,205)

Net loss	$(10,185)	$(878)	$(28,760)	$(1,447)
Less dividend on Series A convertible preferred stock	(1,838)	-	(5,513)	-
Net loss attributable to common shareholders	$(12,023)	$(878)	$(34,273)	$(1,447)

Net loss per share, basic and diluted	$(0.32)	$(0.04)	$(0.91)	$(0.07)
Weighted average common shares outstanding, basic and diluted	38,050,385	21,873,680	37,503,794	21,873,680

Dividends declared per Series A convertible preferred share	$1.75	-	$5.25	-

See accompanying notes to unaudited consolidated financial statements

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

For the three months ended September 30, 2019 and 2018

(in thousands, except share amounts)

(unaudited)

							Accumulated	Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at June 30, 2019 (Unaudited)	1,050,000	$102,967	38,050,385	$4	$20,677	$(159,637)	$(6,406)	$(42,395)
Net loss	-	-	-	-	-	(10,185)	-	(10,185)
Currency translation loss	-	-	-	-	-	-	(182)	(182)
Series A convertible preferred stock dividend	-	-	-	-	(1,838)	-	-	(1,838)
Share based compensation	-	-	-	-	1,258	-	-	1,258

Balance at September 30, 2019 (Unaudited)	1,050,000	$102,967	38,050,385	$4	$20,097	$(169,822)	$(6,588)	$(53,342)

							Accumulated	Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at June 30, 2018 (Unaudited)	-	$-	21,873,680	$2	$78,479	$(94,374)	$(5,843)	$(21,736)
Net loss	-	-	-	-	-	(878)	-	(878)
Currency translation loss	-	-	-	-	-	-	(218)	(218)

Balance at September 30, 2018 (Unaudited)	-	$-	21,873,680	$2	$78,479	$(95,252)	$(6,061)	$(22,832)

See accompanying notes to unaudited consolidated financial statements

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

For the nine months ended September 30, 2019 and 2018

(in thousands, except share amounts)

(unaudited)

							Accumulated	Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2018	1,050,000	$102,967	36,902,544	$4	$13,084	$(141,062)	$(6,537)	$(31,544)
Net loss	-	-	-	-	-	(28,760)	-	(28,760)
Currency translation loss	-	-	-	-	-	-	(51)	(51)
Series A convertible preferred stock dividend	-	-	-	-	(5,513)	-	-	(5,513)
Share based compensation	-	-	-	-	2,526	-	-	2,526
Issuance of common stock to JFL for OIT fee	-	-	1,147,841	-	10,000	-	-	10,000

Balance at September 30, 2019 (Unaudited)	1,050,000	$102,967	38,050,385	$4	$20,097	$(169,822)	$(6,588)	$(53,342)

							Accumulated	Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2017	-	$-	21,873,680	$2	$142,205	$(93,805)	$(5,303)	$43,099
Net loss	-	-	-	-	-	(1,447)	-	(1,447)
Currency translation loss	-	-	-	-	-	-	(758)	(758)
Capital Contributions	-	-	-	-	22,817	-	-	22,817
Dividend Distributions to JFL	-	-	-	-	(86,543)	-	-	(86,543)

Balance at September 30, 2018 (Unaudited)	-	$-	21,873,680	$2	$78,479	$(95,252)	$(6,061)	$(22,832)

See accompanying notes to unaudited consolidated financial statements

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(28,760)	$(1,447)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	21,396	17,314
Amortization of intangible assets	6,016	4,359
Accretion of asset retirement obligation	82	52
Amortization of deferred financing costs	1,300	1,237
Share-based compensation expense	2,526	-
Bad debt expense	3,657	423
Change in fair value of contingent consideration	3,120	-
Deferred income tax provision	-	68
Realized gain from equipment sales or retirements	356	-
Loss on extinguishment of debt	-	2,720
Non-cash OIT acquisition related expense	10,000	-
Changes in operating assets and liabilities, net of acquisitions:
Trade and other receivables	466	(1,054)
Inventories	(473)	102
Prepaid expenses	(471)	(60)
Other assets	(681)	62
Accounts payable and accrued expenses	(4,405)	(6,027)
Accrued wages and benefits	(42)	(44)
Deferred revenue	1,128	2,520
Other current liabilities including current income taxes	(135)	(2,043)
Other liabilities	(2,045)	(3,612)
Payment of contingent consideration in excess of acquisition date fair value	(1,837)	-
Net cash provided by operating activities	11,198	14,570

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(5,805)	(27,288)
Capital expenditures	(36,648)	(15,838)
Net cash used in investing activities:	(42,453)	(43,126)

Cash flows from financing activities:
Borrowings from term loans	-	308,000
Principal payments on term loans	(2,574)	(197,927)
Borrowings from revolving credit facilities	47,000	10,983
Repayments of borrowing from revolving credit facilities	-	(13,494)
Principal payments on equipment loans	(1,353)	(1,056)
Principal payments on capital lease obligations	(2,752)	-
Payments of debt issuance costs	-	(9,660)
Dividend distribution to JFL	-	(86,543)
Capital contributions	-	22,817
Cash dividend paid	(5,187)	-
Payment of contingent consideration	(1,184)	-
Net cash provided by financing activities:	33,950	33,120

Effects of foreign exchange rates on cash and cash equivalents	(776)	(758)

Net increase in cash and cash equivalents	1,919	3,806
Cash and cash equivalents, beginning of period	18,365	10,570
Cash and cash equivalents, end of period	$20,284	$14,376

Supplemental Information:
Cash interest paid	$22,647	$8,840
Cash income taxes paid	-	463

Noncash investing and financing activities:
Equipment financed under capital lease obligations	$19,292	$-
Equipment financed under loans	2,942	103
Asset retirement obligation	-	650
Transfer from construction in progress to landfill permit intangible asset	4,318	-
Unpaid property and equipment	1,835	-
Issuance of common stock to JFL for OIT fee	10,000	-
Accrued and unpaid Series A convertible preferred stock dividend	1,838	-

 See accompanying notes to unaudited consolidated financial statements

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

NRC Group Holdings Corp. (“NRCG,” and together with its subsidiaries, the “Company”) was originally formed on January 3, 2017 as a special purpose acquisition company (“SPAC”) under the name Hennessy Capital Acquisition Corp. III (“Hennessy Capital”). On October 17, 2018, Hennessy Capital consummated the acquisition (the “Business Combination”) of all of the issued and outstanding membership interests of NRC Group Holdings, LLC (“NRC Group”) from JFL-NRC-SES Partners, LLC (“JFL Partners”). Upon consummation of the Business Combination, Hennessy Capital changed its name to NRC Group Holdings Corp. On November 1, 2019, NRCG became a subsidiary of US Ecology, Inc.

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

US Ecology Merger

On June 23, 2019, NRCG entered into the previously disclosed Agreement and Plan of Merger (the “Merger Agreement”) among US Ecology Holdings, Inc. (f/k/a US Ecology, Inc.), a Delaware corporation (“Predecessor US Ecology”), US Ecology, Inc. (f/k/a US Ecology Parent, Inc.), a Delaware corporation (“Successor US Ecology”), Rooster Merger Sub, Inc., a Delaware corporation (“NRCG Merger Sub”), and ECOL Merger Sub, Inc., a Delaware corporation (“ECOL Merger Sub”).

The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, ECOL Merger Sub will merge with and into Predecessor US Ecology, with Predecessor US Ecology continuing as the surviving company and as a wholly-owned subsidiary of Successor US Ecology (the “ECOL Merger”). Substantially concurrently therewith, NRCG Merger Sub will merge with and into NRCG, with NRCG continuing as the surviving company and as a wholly-owned subsidiary of Successor US Ecology (the “NRCG Merger,” and, together with the ECOL Merger, the “Mergers”).

The Mergers were completed on November 1, 2019 (the “Effective Time”). Following the completion of the Mergers, Successor US Ecology contributed all of the issued and outstanding equity interests of NRCG to Predecessor US Ecology so that, after such contribution, NRCG became a wholly-owned subsidiary of Predecessor US Ecology (the “Contribution”).

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The Company’s only financial instruments carried at fair value, with changes in fair value flowing through current earnings, consist of contingent consideration liabilities recorded in conjunction with business combinations, as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Contingent consideration - current	$7,514	$-	$-	$7,514
Contingent consideration - long-term	3,448	-	-	3,448
Total liabilities measured at fair value	$10,962	$-	$-	$10,962

	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Contingent consideration - current	$2,470	$-	$-	$2,470
Contingent consideration - long-term	3,846	-	-	3,846
Total liabilities measured at fair value	$6,316	$-	$-	$6,316

There were no transfers made among the three levels in the fair value hierarchy for the three and nine months ended September 30, 2019 and 2018.

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

Changes in Level 3 liabilities measured at fair value for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contingent consideration - beginning of period	$11,395	$4,639	$6,316	$4,132
Acquisition of Clean Line (March 28, 2018)	-	-	-	507
Acquisition of OIT (April 26, 2019)	524	-	4,547	-
Change in fair value of contingent consideration (recognized in earnings)	(957)	-	3,120	-
Contingent consideration paid	-	-	(3,021)	-
Contingent consideration - end of period	$10,962	$4,639	$10,962	$4,639

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

In connection with the Mergers described in Note 1, on November 1, 2019, the Company paid $4.0 million to the sellers of Enpro pursuant to the terms of its purchase agreement with the Company.

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

The following table provides a roll forward of the allowance for doubtful accounts for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Allowance for doubtful accounts, beginning of period	$627	$895
Bad debt expense	3,657	423
Write-offs, net of recoveries, for bad debt	(469)	(120)
Allowance for doubtful accounts, end of period	$3,815	$1,198

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

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

In each of December 2017 and April 2018, the Company established an ARO liability and associated asset in the amount of $0.65 million and $0.65 million, respectively. The Company recorded accretion expense of $28,000 and $82,000 during the three and nine months ended September 30, 2019, respectively, and made payments of $87,000 during the nine months ended September 30, 2019. The Company recorded accretion expense of $13,000 and $52,000 during the three and nine months ended September 30, 2018, respectively. As of September 30, 2019 and December 31, 2018, the ARO liability was $1.4 million and $1.4 million, respectively. These ARO liabilities relate to the future closure costs associated with Disposal Pit #1 and Disposal Pit #2, respectively. Disposal Pit #1 and Disposal Pit #2 are the Company’s only active cells in the SKCD facility. This obligation represents the net present value of the estimated future payout of approximately $1.6 million, which is expected to be incurred by the Company upon closure of Disposal Pit #1 in 2020 and Disposal Pit # 2 in 2020.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-03 changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings upon adoption. The new standard will be effective on January 1, 2020 and may be adopted earlier. The Company is currently evaluating the effect that the new standard will have on its consolidated financial statements and related disclosures.

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

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the OIT acquisition (in thousands):

Accounts receivable	$110
Property, plant and equipment	1,145
Intangible assets	10,009
Goodwill	1,184
Accounts payable and accrued expenses	(181)
Deferred consideration	(1,915)
Contingent consideration	(4,547)
Cash purchase price, net of cash acquired	$5,805

For the nine months ended September 30, 2019, the Company recorded $0.5 million in transaction costs related to the acquisition of OIT, which are recorded in Acquisition Expense in the Consolidated Statements of Operations and Comprehensive Loss.

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

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the nine months ended September 30, 2018, the Company recorded $1.1 million in transaction costs related to the acquisition of Clean Line, which are recorded in Acquisition Expense in the Consolidated Statements of Operations and Comprehensive Loss.

SWS Acquisition

On May 14, 2018, the Company acquired Progressive Environmental Services, Inc. (“SWS”) in exchange for approximately $21.8 million, net of cash acquired. SWS, headquartered in Fort Worth, Texas, expands the Company’s environmental services geographic coverage to 20 locations in eight states throughout the Southeast, Gulf Coast and Midwest of the United States.

As a result of the Company’s acquisition of SWS, a temporary difference between the book fair value and tax basis for the assets acquired was created, resulting in a deferred tax liability and additional goodwill. With the increase in deferred tax liability, the Company reduced the deferred tax asset valuation account and recognized a $1.2 million deferred tax benefit during the nine months ended September 30, 2018.

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

For the nine months ended September 30, 2018, the Company recorded $1.5 million in transaction costs related to the acquisition of SWS, which are recorded in Acquisition Expense in the Consolidated Statements of Operations and Comprehensive Loss.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

4. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018

Vessels and equipment	$37,847	$35,553
Vehicles and trailers	71,919	50,458
Machinery and equipment	110,632	109,961
Office equipment and fixtures	9,159	8,549
Landfill	34,731	18,525
Leasehold improvements	10,060	6,490
Computer systems/license fees	3,655	3,527
Construction in progress	13,936	7,697
	291,939	240,760
Less: Accumulated depreciation	(132,963)	(118,195)
Property and equipment, net	$158,976	$122,565

For the three and nine months ended September 30, 2019, the Company recognized depreciation expense of $6.6 million and $21.4 million, respectively. For the three and nine months ended September 30, 2018, the Company recognized depreciation expense of $8.3 million and $17.3 million, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

The table below summarizes the Company’s finite-lived intangible assets and indefinite-lived trademarks as of September 30, 2019 and December 31, 2018 (in thousands):

			September 30, 2019
	Useful Lives	Weighted average remaining life	Intangible	Accumulated	Net
	(Years)	(Years)	Assets	Amortization	Balance
Customer Relationships	8 - 20	9.4	70,896	(22,981)	$47,915
Tradenames/Trademarks	2 - 25	10.8	13,148	(7,300)	5,848
Trademarks	Indefinite	N/A	837	-	837
Permits/License	3-10	8.6	27,770	(9,466)	18,304
Non-compete Agreements	5 - 6	0.1	856	(850)	6
			$113,507	$(40,597)	$72,910

			December 31, 2018
	Useful Lives	Weighted average remaining life	Intangible	Accumulated	Net
	(Years)	(Years)	Assets	Amortization	Balance
Customer Relationships	8 - 20	10.1	$70,896	$(18,939)	$51,957
Tradenames/Trademarks	2 - 25	10.7	13,148	(6,378)	6,770
Trademarks	Indefinite	N/A	837	-	837
Permits/License	3-10	9.1	13,458	(8,491)	4,967
Non-compete Agreements	5 - 6	0.8	856	(773)	83
			$99,195	$(34,581)	$64,614

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The intangible assets are being amortized over their respective original useful lives, which range from 2 to 25 years. The Company recorded approximately $2.1 million and $6.0 million of amortization expense related to the above intangible assets for the three and nine months ended September 30, 2019, respectively. The Company recorded approximately $1.6 million and $4.4 million of amortization expense related to the above intangible assets for the three and nine months ended September 30, 2018, respectively. There were no impairment charges recorded during the nine months ended September 30, 2019 and 2018.

During the nine months ended September 30, 2019, the Company recorded approximately $4.3 million as an intangible asset for its permit related to its landfill disposal facilities in Pecos and Regan County, Texas. These permits will be amortized over their useful life of 7 years.

The following table shows the remaining amortization expense associated with amortizable intangible assets as of September 30, 2019 (in thousands):

Year ended December 31, 2019 (excluding the nine months ended September 30, 2019)	$2,465
Year ended December 31, 2020	8,793
Year ended December 31, 2021	8,367
Year ended December 31, 2022	8,192
Year ended December 31, 2023	7,877
Thereafter	36,379
$72,073

The table below summarizes goodwill activity during the nine months ended September 30, 2019 (in thousands):

Ending balance at December 31, 2018	$51,417
Addition- OIT acquisition	1,184
Change in SWS acquisition allocation	402
Ending balance at September 30, 2019	$53,003

The table below summarizes goodwill by reportable segment at September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018

Domestic Environmental Services	$32,153	$30,567
International Services	1,865	1,865
Sprint Segment	18,985	18,985
Total Goodwill	$53,003	$51,417

Domestic Environmental Services, International Services and Sprint Segment Goodwill

The Company performed a quantitative test of goodwill at year end for the year ended December 31, 2018. The Company evaluated goodwill at the segment level for the International Services segment as it does not have components below the segment level that meet the definition of a reporting unit. Goodwill for the Domestic Environmental Services segment is evaluated at the segment level as the reporting units are economically similar. The Sprint Segment is evaluated at the reporting unit level. The Company estimates the fair value of its reporting units using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for each reporting unit. The determination of fair value involves the use of significant estimates and assumptions, including revenue growth rates driven by future commodity prices and volume expectations, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates and synergistic benefits available to market participants. No events or conditions indicated the carrying value of the Company’s reporting units may not be recoverable in the nine months ended September 30, 2019, and therefore the Company did not perform an interim period impairment assessment. The Company did not record impairment charges related to goodwill in the nine months ended September 30, 2019 and 2018.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

6. LONG-TERM DEBT

As of September 30, 2019 and December 31, 2018 short-term and long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018

Term Loan principal	$338,799	$341,372
Less: Unamortized deferred financing fees	(6,687)	(7,837)
Less: Current portion	(3,431)	(3,431)
Term loans, net of current portion and deferred financing costs	328,681	330,104

Revolver (current )	57,000	10,000
Term loans, net of current portion and deferred financing costs, and Revolver	$385,681	$340,104

NRC US Holding Company, LLC (a wholly owned subsidiary of NRC) and SES (collectively, the “Borrowers”), NRC Group, as parent, and the other guarantors party thereto entered into a credit facility (the “Credit Facility”) on June 11, 2018, which included a $308.0 million term loan (the “Original Term Loan”) and a $40.0 million revolving credit facility (the “Revolver”). The Borrowers and the other guarantors (including NRC Group) entered into a joinder agreement (the “Joinder Agreement”) on October 2, 2018, pursuant to which the Borrowers increased the Original Term Loan in the amount of $35.0 million (the “Incremental Term Loan,” and together with the Original Term Loan, the “Term Loan”) and the amount available under the Revolver was reduced by $5 million to $35.0 million. On March 15 and May 10, 2019 the Company entered into incremental revolving credit commitments of $10.0 million and $15.0 million, respectively, under the Credit Facility, bringing its total revolving credit commitments under the Revolver up to $60.0 million. During the nine months ended September 30, 2019, the Company borrowed $47.0 million under this commitment. The Revolver matures on June 11, 2023 and the Term Loan matures on June 11, 2024, in each case unless otherwise extended in accordance with the terms of the Credit Facility. The Borrowers may also incur incremental revolving and term loan commitments pursuant to and in accordance with the terms of the Credit Facility.

During the nine months ended September 30, 2019, the Company made principal payments on the Term Loan of $2.6 million.

Outstanding loans under the Credit Facility will bear interest at the Borrowers’ option at either the Eurodollar rate plus 5.25% or the base rate plus 4.25% per year. In addition, the Borrowers will be charged (1) a commitment fee in an amount equal to 0.50% per annum times the average daily undrawn portion of the Revolver, (2) a letter of credit fee in an amount equal to the applicable margin then in effect for revolving loans bearing interest at the Eurodollar Rate times the average aggregate daily maximum amount available to be drawn under all outstanding letters of credit, (3) a letter of credit fronting fee in an amount equal to 0.125% times the average aggregate daily maximum amount available to be drawn under all letters of credit and (4) certain other fees as agreed between the parties. The weighted average interest rate applicable to the Term Loan and Revolver under the Credit Facility at September 30, 2019 is approximately 7.36%.

As of September 30, 2019 and December 31, 2018, the Company was in compliance with the covenants of all of its debt agreements.

In connection with the Mergers described in Note 1, on November 1, 2019, the Company repaid all outstanding indebtedness and terminated all commitments under its Credit Facility.

Equipment Loans and Capital Leases

During the nine months ended September 30, 2019, the Company entered into new equipment loans of $2.9 million, with terms of 24 to 60 months. As of September 30, 2019, $1.2 million of the remaining balance is included in Current Portion of Equipment Loan and $1.2 million is included in Equipment Loan, Net of Current Portion in the Consolidated Balance Sheets. The Company makes monthly payments of principal and interest on the equipment loans. Principal payments for the three and nine months ended September 30, 2019 were $0.6 million and $1.4 million, respectively.

Additionally, the Company enters into equipment loans that are treated as capital leases. The leases require payments over 6 to 84 months and amounts due under capital leases are included in total liabilities (either current or non-current) in the Consolidated Balance Sheets. The equipment under the capital leases is included in property and equipment, net, and depreciation related to capital lease assets is included in depreciation expense in the Consolidated Statements of Operations and Comprehensive Loss. Generally, loans are collateralized by the associated equipment it was issued to finance.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

7. INCOME TAXES

The Company’s effective income tax rate for the three and nine months ended September 30, 2019 was 28.9% and 11.5%, respectively, as compared to effective income tax provision (benefit) rates of 497.3% and (16.6%) for the three and nine months ended September 30, 2018, respectively. The effective tax rates for the 2019 periods reflect a discrete charge to adjust income taxes payable associated with certain of the Company’s subsidiaries to reflect the Company’s consolidated income tax liability.

The Company has evaluated its income tax positions and determined that no material uncertain tax positions existed at September 30, 2019. The Company does not expect a significant change in its unrecognized tax benefits within the next twelve months.

The Company files income tax returns in the U.S. Federal and various state, local and foreign jurisdictions. For Federal income tax purposes, the 2016 through 2018 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, the 2015 through 2018 tax years remain open for examination by the tax authorities under a four-year statute of limitations. For foreign income tax purposes, the tax years 2013 through 2017 remain open for examination by the tax authorities under the various statute of limitation requirements of specific local country’s tax laws.

8. RELATED PARTY TRANSACTIONS

Related Party Transactions

During the three months ended September 30, 2019 and 2018, the Company derived approximately $15,000 and $6,000, respectively, in revenues from related entities. During the nine months ended September 30, 2019 and 2018, the Company derived approximately $46,000 and $58,000 in revenues from related entities, respectively.

The Company paid approximately $4,000 and $2,000 for waste hauling services to the same related entities in the three months ended September 30, 2019 and 2018, respectively. The Company paid approximately $12,500 and $5,000 for waste hauling services in the nine months ended September 30, 2019 and 2018, respectively.

Prior to the Business Combination, the Company had a management agreement with JFLCo whereby JFLCo provided services, including, among other things, cash flow planning/forecasting and merger/acquisition target identification. The Company incurred approximately $0.6 million and $1.4 million in management fees for the three and nine months ended September 30, 2018, respectively. No management fees were incurred for the three and nine months ended September 30, 2019. These expenses are reflected as Management Fees on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Pursuant to the Purchase Agreement, dated as of June 25, 2018, as amended on July 12, 2018 (the “Purchase Agreement”), between JFL Partners and Hennessy Capital (now known as NRC Group Holdings Corp.), the closing of the OIT transaction triggered a payment obligation by the Company of $10.0 million to JFL Partners, which payment could be made, at the election of the Company’s board of directors, in cash, Company Common Stock or a combination of the two. Following the OIT acquisition, on May 10, 2019, the Company’s board of directors authorized the payment to be made entirely in Company Common Stock. Accordingly, in accordance with the formula set forth in the Purchase Agreement, 1,147,841 shares were issued to JFL Partners and the Company recorded $10.0 million of OIT transaction related expenses as Acquisition Expenses in the Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2019.

Pursuant to the terms of the Purchase Agreement, the Company may also be obligated to pay to JFL Partners additional consideration of up to $25.0 million (payable in cash, shares of Company Common Stock or any combination thereof, at the Company’s option) to the extent certain financial performance metrics are achieved by the OIT business during calendar years 2019 and 2020.  The full $25.0 million would be payable if the OIT business’s normalized earnings before interest, taxes, depreciation and amortization exceeded $10.0 million in either calendar year, and no payment would be due unless the OIT business achieved normalized earnings before interest, taxes, depreciation and amortization of more than $6.0 million in either calendar year. In connection with the Mergers described in Note 1, Predecessor US Ecology entered into an Investor Agreement (the “Investor Agreement”) with Successor US Ecology, JFL-NRC-SES Partners, LLC, JFL-NRCG Holdings III, LLC and JFL-NRCG Holdings IV, LLC (collectively, “the JFL Entities”) and, solely with respect to Section 4 thereof, NRCG. Pursuant to Section 4 of the Investor Agreement, each of the JFL Entities agreed to, among other things, waive its right to the additional consideration.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

Litigation

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that any unfavorable outcomes will have a material adverse effect on the Company’s consolidated financial position or results of operations. At September 30, 2019 and December 31, 2018, the Company had no reserves recorded for any outstanding litigation, claim or assessment.

Leases

As of September 30, 2019, future minimum capital lease payments in the following years ended December 31 that have a remaining term in excess of one year are as follows (in thousands):

Capital Leases
2019 (excluding the nine months ended September 30, 2019)	$876
2020	3,503
2021	3,632
2022	3,312
2023	3,364
Thereafter	4,217
Total minimum payments	$18,904
Less: imputed interest	(2,554)
Present value of minimum capital lease payments	$16,350

The present value of minimum capital lease payments is included in Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets.

10. SEGMENT DATA AND GEOGRAPHICAL DATA

The Company’s operations are managed within four operating segments: Domestic Standby Services, Domestic Environmental Services, International Services and Sprint. Costs not managed through the Company’s operating segments described above are recorded as “Corporate Items.” Corporate Items represents certain central services that are not allocated to the Company’s operating segments for internal reporting purposes and include selling, general and administrative expenses such as legal, accounting and other items of a general corporate nature. These segments have been selected based on the Company’s Chief Operating Decision Maker (“CODM”) assessment of resources allocation and performance. The Company considers its Chief Executive Officer to be its CODM. The CODM evaluates the performance of our segments based on revenue and income measures which include operating profit (exclusive of depreciation, amortization and certain other charges). Operating profit (exclusive of depreciation, amortization and certain other charges) is defined as Operating revenue, less Operating expenses, including cost of revenue, and General and administrative expenses. The classification of certain prior period Operating expenses, including costs of revenue (excluding depreciation and amortization) and certain prior period General and administrative expenses have been recast to reflect the current period presentation.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table provides segment data for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Domestic	Domestic
	Standby	Environmental			Corporate
	Services	Services	International	Sprint	Items	Total
Three Months Ended September 30,
2019
Operating revenue	$10,734	$59,568	$11,654	$20,033	$-	$101,989
Operating expenses, including cost of revenue (excluding depreciation, amortization and certain other expenses)	5,192	49,966	9,326	9,712	-	74,196
General and administrative expenses	859	6,457	992	3,177	4,767	16,252
Operating profit (exclusive of depreciation, amortization and certain other expenses)	4,683	3,145	1,336	7,144	(4,767)	11,541
2018
Operating revenue	$7,730	$66,077	$7,148	$19,027	$-	$99,982
Operating expenses, including cost of revenue (excluding depreciation, amortization and certain other expenses)	3,727	49,524	4,701	7,724	-	65,676
General and administrative expenses	839	8,103	896	4,090	2,364	16,292
Operating profit (exclusive of depreciation, amortization and certain other expenses)	3,164	8,450	1,551	7,213	(2,364)	18,014

Nine Months Ended September 30,
2019
Operating revenue	$30,798	202,505	29,115	61,906	-	324,324
Operating expenses, including cost of revenue (excluding depreciation, amortization and certain other expenses)	15,611	164,068	21,968	27,482	-	229,129
General and administrative expenses	2,799	20,819	2,847	11,033	14,103	51,601
Operating profit (exclusive of depreciation, amortization and certain other expenses)	12,388	17,618	4,300	23,391	(14,103)	43,594
Goodwill	-	32,153	1,865	18,985		53,003
Assets	76,792	178,606	22,635	150,478	(6,709)	421,802
2018
Operating revenue	$25,821	155,495	17,592	53,998	-	252,906
Operating expenses, including cost of revenue (excluding depreciation, amortization and certain other expenses)	11,883	121,676	11,766	23,199	-	168,524
General and administrative expenses	2,458	18,475	2,606	9,560	6,328	39,427
Operating profit (exclusive of depreciation, amortization and certain other expenses)	11,480	15,344	3,220	21,239	(6,328)	44,955
Goodwill	-	30,980	1,908	10,935	-	43,823
Assets	77,397	145,112	20,689	93,229	-	336,427

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table presents a reconciliation of Operating profit (exclusive of depreciation, amortization and certain other charges) to net loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating profit (exclusive of depreciation and amortization):
Domestic Standby Services	$4,683	$3,164	$12,388	$11,480
Domestic Environmental Services	3,145	8,450	17,618	15,344
International	1,336	1,551	4,300	3,220
Sprint	7,144	7,213	23,391	21,239
Corporate	(4,767)	(2,364)	(14,103)	(6,328)
Total Operating profit (exclusive of depreciation, amortization and certain other charges)	11,541	18,014	43,594	44,955
Less:
Depreciation and amortization	8,722	9,889	27,412	21,673
Management fees	-	595	-	1,395
Acquisition expenses	2,297	1,042	13,459	4,328
Change in fair value of contingent consideration	(957)	-	3,120	-
Other expense, net	354	531	2,167	2,871
Operating income (loss)	1,125	5,957	(2,564)	14,688
Total other expenses, net	(9,024)	(6,104)	(23,223)	(16,424)
Loss before income taxes	(7,899)	(147)	(25,787)	(1,736)
Income tax expense (benefit)	2,286	731	2,973	(289)
Net loss	$(10,185)	$(878)	$(28,760)	$(1,447)

The following tables provides revenue by geographic location for each segment for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30, 2019
	Domestic	Domestic
	Standby	Environmental
	Services	Services	International	Sprint	Total
North America	$10,733	$59,568	$-	$20,033	$90,334
Latin America and Caribbean	1	-	-	-	1
EMEA	-	-	11,647	-	11,647
Asia Pacific	-	-	7	-	7
Total operating revenue	$10,734	$59,568	$11,654	$20,033	$101,989

% of Total	11%	58%	11%	20%	100%

	For the Three Months Ended September 30, 2018
	Domestic	Domestic
	Standby	Environmental
	Services	Services	International	Sprint	Total
North America	$7,688	$66,077	$-	$19,027	$92,792
Latin America and Caribbean	42	-	-	-	42
Europe, Middle East and Africa (“EMEA”)	-	-	7,139	-	7,139
Asia Pacific	-	-	9	-	9
Total operating revenue	$7,730	$66,077	$7,148	$19,027	$99,982

% of Total	8%	66%	7%	19%	100%

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

	For the Nine Months Ended September 30, 2019
	Domestic	Domestic
	Standby	Environmental
	Services	Services	International	Sprint	Total
North America	$30,336	$202,505	$-	$61,906	$294,747
Latin America and Caribbean	462	-	-	-	462
EMEA	-	-	29,095	-	29,095
Asia Pacific	-	-	20	-	20
Total operating revenue	$30,798	$202,505	$29,115	$61,906	$324,324

% of Total	10%	62%	9%	19%	100%

	For the Nine Months Ended September 30, 2018
	Domestic	Domestic
	Standby	Environmental
	Services	Services	International	Sprint	Total
North America	$24,886	$155,495	$-	$53,998	$234,379
Latin America and Caribbean	935	-	-	-	935
Europe, Middle East and Africa (“EMEA”)	-	-	17,573	-	17,573
Asia Pacific	-	-	19	-	19
Total operating revenue	$25,821	$155,495	$17,592	$53,998	$252,906

% of Total	10%	61%	7%	21%	100%

No single customer accounted for more than 10% of the Company’s consolidated operating revenue for the three and nine months ended September 30, 2019 and 2018.

11. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of September 30, 2019, the Company is authorized to issue up to 200,000,000 shares of Company Common Stock. Company Common Stock has voting rights of one vote for each share of Company Common Stock. As described in Note 8, during the nine months ended September 30, 2019, the Company issued 1,147,841 shares of Company Common Stock pursuant to the terms of the Purchase Agreement.

In connection with the Mergers described in Note 1, on November 1, 2019 each share of Company Common Stock issued and outstanding immediately prior to the Effective Time (other than cancelled shares) was automatically converted into (1) 0.196 (the “NRCG Exchange Ratio”) of a share of Successor US Ecology Common Stock, (2) any cash in lieu of fractional shares of Successor US Ecology Common Stock payable pursuant to the Merger Agreement and (3) any dividends or other distributions to which the holder thereof became entitled to upon the surrender of such shares of NRCG Common Stock in accordance with the Merger Agreement.

As a result of the transactions contemplated by the Merger Agreement, the Company Common Stock ceased trading on the NYSE American, LLC (“NYSE American”), effective as of the close of market on October 31, 2019. On November 1, 2019 NYSE American filed with the SEC an application on Form 25 to delist and deregister the Company Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). .

Series A Convertible Cumulative Preferred Stock

As of September 30, 2019, the Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.0001 per share, 1,050,000 shares of which have been designated as Series A Preferred Stock and the remaining 3,950,000 shares of which are undesignated.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

In accordance with the terms and conditions of the Certificate of Designations, Preferences, Rights and Limitations of Series A Preferred Stock, dated as of October 17, 2018 and corrected on October 23, 2018 (the “NRCG Series A Certificate of Designations”),, dividend activity during the nine months ended September 30, 2019 is as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share	Total Cash Payment (in thousands)

September 17, 2019	October 1, 2019	October 15, 2019	$1.75	$1,838
June 20, 2019	July 1, 2019	July 15, 2019	1.75	1,838
March 29, 2019	April 1, 2019	April 15, 2019	1.75	1,838
December 20, 2018	January 1, 2019	January 15, 2019	1.44	1,511

As of September 30, 2019, $1.8 million of dividends were accrued.

In connection with the Mergers described in Note 1, on November 1, 2019, each share of Series A Preferred Stock issued and outstanding immediately prior to the Effective Time (other than Cancelled Series A Preferred Shares and Dissenting Shares (each as defined in the Merger Agreement)) was automatically converted into (1) a whole number of shares of Successor US Ecology Common Stock equal to the product of (a) the number of shares of Company Common Stock that such share of Series A Preferred Stock could be converted into at the Effective Time (including Fundamental Change Additional Shares and Accumulated Dividends (each as defined in the NRCG Series A Certificate of Designations)) multiplied by (b) the NRCG Exchange Ratio, (2) any cash in lieu of fractional shares of Successor US Ecology Common Stock payable pursuant to the Merger Agreement and (3) any dividends or other distributions to which the holder thereof became entitled to upon the surrender of such shares of Series A Preferred Stock in accordance with the Merger Agreement.

Warrants

At September 30, 2019 and December 31, 2018, there were a total of 19,248,741 public warrants outstanding.

In connection with the Mergers described in Note 1, on November 1, 2019, in respect of each outstanding warrant to purchase Company Common Stock (each, a “NRCG Warrant”), Successor US Ecology issued a replacement warrant (each, a “Replacement Warrant”) to each holder of such NRCG Warrant that is exercisable for a number of shares of Successor US Ecology Common Stock equal to the product (rounded to the nearest whole number) of (1) the number of shares of NRCG Common Stock that would have been issuable upon the exercise of the NRCG Warrant immediately prior to the Effective Time and (2) the NRCG Exchange Ratio, at an exercise price equal to the quotient obtained by dividing (a) the pre-NRCG Merger exercise price ($11.50 per share) by (b) the NRCG Exchange Ratio.

As a result of the transactions contemplated by the Merger Agreement, NRCG Warrants ceased trading on the NYSE American effective as of the close of market on October 31, 2019. On November 1, 2019, NYSE American filed with the SEC an application on Form 25 to delist and deregister the NRCG Warrants under Section 12(b) of the Exchange Act.

Equity and Incentive Compensation Plan

During fiscal year 2018, the Company adopted the NRC Group Holdings Corp. 2018 Equity and Incentive Compensation Plan (the “Plan”). The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Under the Plan, the Committee may grant an aggregate of 3,000,000 shares of Company Common Stock in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance compensation awards and stock bonus awards. Stock-based payments, including the grant of stock options and RSUs, are subject to service-based vesting requirements, and expense is recognized over the vesting period. Forfeitures are accounted for as they occur. During the nine months ended September 30, 2019, 908,778 RSUs and 150,000 stock option awards were granted under the Plan. As of September 30, 2019, 1,945,125 shares are available for issuance under the Plan.

In connection with the Mergers described in Note 1, on November 1, 2019, outstanding RSU and stock options of the Company were automatically assumed by Successor US Ecology and converted into equity awards of Successor US Ecology pursuant to the terms of the Merger Agreement.

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Restricted Stock Units

The following table summarizes the Company’s RSU award activity for the nine months ended September 30, 2019:

	Units	Weighted Average Grant date Fair value
Outstanding as of January 1, 2019	-
Granted	908,778	$8.75
Forfeited	(3,903)	$8.75
Outstanding as of September 30, 2019	904,875	$8.75

Total unrecognized expense remaining	$5,482
Weighted-average years expected to be recognized over	1.5

No restricted stock units vested during the nine months ended September 30, 2019. On October 17, 2019, 302,913 RSUs vested.

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2019.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	-	$-
Granted	150,000	10.25
Outstanding as of September 30, 2019	150,000	10.25	9.5	$328,500
Exercisable as of September 30, 2019	-	$-	-	-

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2019 was $1.94. At September 30, 2019, unrecognized compensation cost related to the Company’s stock options totaled $0.2 million and is expected to be recognized over a weighted-average period of 1.5 years.

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

NRC GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The components of pre-tax share-based compensation expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$45	$-	$90
Restricted stock units	1,213	-	2,436
Total share-based compensation	$1,258	$-	$2,526	$-

12. NET LOSS PER SHARE

In calculating loss per share, the Company retrospectively applied the effects of the Business Combination.

Basic net loss per common share (“EPS”) is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue Company Common Stock were exercised or converted into Company Common Stock.

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Series A convertible preferred stock	1,050	-	1,050	-
Common stock warrants - equity treatment	19,249	-	19,249	-
Stock options	150	-	100	-
Restricted stock units	905	-	605	-
Potentially dilutive securities	21,354	-	21,004	-

13. SUBSEQUENT EVENTS

Merger Completion

On November 1, 2019, the NRCG completed the previously announced Mergers contemplated by the Merger Agreement. As a result of the Mergers, NRCG is now a subsidiary of Successor US Ecology and a wholly-owned subsidiary of Predecessor US Ecology.

As a result of the transactions contemplated by the Merger Agreement, Company Common Stock and NRCG Warrants ceased trading on the NYSE American, in each case effective as of the close of market on October 31, 2019. The NYSE American filed with the SEC an application on Form 25 to delist and deregister the Company Common Stock and NRCG Warrants under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, NRCG intends to file with the SEC a Form 15 on November 12, 2019 requesting that its reporting obligations under Sections 13 and 15(d) of the Exchange Act be suspended.

Termination of Credit Facility

On November 1, 2019, NRCG repaid all outstanding indebtedness and terminated all commitments under its Credit Facility, dated as of June 11, 2018, as amended or supplemented from time to time, among NRC US Holding Company, LLC, Sprint Energy Services, LLC, NRC Group Holdings, LLC, the guarantors and lender party thereto and BNP Paribas, as administrative agent.

Compensatory Plan

Pursuant to the Merger Agreement, at the Effective Time, Successor US Ecology assumed the NRC Group Holdings Corp. 2018 Equity and Incentive Compensation Plan (the “NRCG Equity Plan”) by adopting the Amended and Restated US Ecology, Inc. 2018 Equity and Incentive Compensation Plan (the “Amended Equity Plan”). The NRCG Equity Plan was assumed by Successor US Ecology solely for the purpose of replacing outstanding equity awards of NRCG with substantially similar equity awards of Successor US Ecology, as contemplated by the Merger Agreement.

Related Party Transaction

As previously disclosed, on July 18, 2018, the Company purchased land owned by NRC Group’s chief executive officer, Christian Swinbank, located in Coyanosa, Texas. The property has been developed as a landfill facility. Mr. Swinbank maintained all rights in oil, gas and other minerals and all groundwater in, on and under the purchase land. On October 30, 2019, the Company entered into an agreement with Mr. Swinbank, whereby groundwater rights on this purchased land are provided to the Company for a term of 10 years in exchange for a royalty on the produced groundwater. The royalty rate on the produced groundwater is redetermined every two years based upon the prevailing water sales clearing price in the Delaware Basin field area in Pecos County, Texas.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. The discussion set forth below speaks only of the Company as a standalone entity and does not account for the completion of the Mergers (as defined below) or the Contribution (as defined below), which occurred subsequent to the end of the period for which this report relates. The information is presented only for the periods reported, and any forward-looking statement is based on the Company as a standalone entity and does not account for the Mergers and any benefits or risks associated thereto.

Unless the context otherwise requires, “we,” “us,” “our,” “NRCG” and the “Company” refer to NRC Group Holdings Corp. and its subsidiaries.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have made these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

●	Risks and uncertainties related to the Mergers (as defined herein) with US Ecology, Inc., a Delaware corporation (“US Ecology”), including litigation relating to the Mergers, unexpected costs, charges or expenses, as well as other risks associated with the Mergers;

●	market conditions, commodity prices and economic factors beyond our control;

●	changes in demand within a number of key industry end-markets and geographic regions;

●	our obligations under, unexpected changes in, and other risks relating to, various laws, rules and regulations, including environmental law, securities law, maritime law and the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”);

●	the effect of litigation, judgments, orders or regulatory proceedings and the potential inadequacy of our insurance;

●	natural disasters, operational and safety risks and other business disruptions;

●	our ability to acquire and successfully integrate new operations and new acquisitions;

●	our ability to obtain or maintain various certifications, classifications, permits and other qualifications that can affect the cost, manner or feasibility of doing business;

●	our ability to fulfill our obligations regarding our outstanding indebtedness;

●	any failure or breach of our information technology systems;

●	our ability to design, implement and maintain effective internal controls, including disclosure controls and controls over financial reporting;

●	failure to retain key personnel;

●	recently enacted comprehensive U.S. tax reform legislation;

●	foreign currency exchange rate exposure;

●	the effect of impairment charges on our operating results; and

●	other risks and uncertainties described in the 2018 Annual Report under the heading “Risk Factors.”

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Part I, Item 1A of our 2018 Annual Report and under the caption “Risk Factors” in our Definitive Proxy Statement on Schedule 14A filed with the SEC on September 19, 2019. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Merger Transaction

On November 1, 2019 (the “Effective Time”), we completed the previously announced Mergers (as defined below) contemplated by the Agreement and Plan of Merger, dated as of June 23, 2019 (the “Merger Agreement”), among US Ecology Holdings, Inc. (f/k/a US Ecology, Inc.), a Delaware corporation (“Predecessor US Ecology”), US Ecology, Inc. (f/k/a US Ecology Parent, Inc.), a Delaware corporation (“Successor US Ecology”), Rooster Merger Sub, Inc., a Delaware corporation (“NRCG Merger Sub”), ECOL Merger Sub, Inc., a Delaware corporation (“ECOL Merger Sub”), and NRCG.

At the Effective Time, in accordance with the Merger Agreement, (1) ECOL Merger Sub merged with and into Predecessor US Ecology (the “ECOL Merger”), with Predecessor US Ecology surviving the ECOL Merger as a direct wholly-owned subsidiary of Successor US Ecology, and (2) NRCG Merger Sub merged with and into NRCG (the “NRCG Merger” and, together with the ECOL Merger, the “Mergers”), with NRCG surviving the NRCG Merger as a direct wholly-owned subsidiary of Successor US Ecology. As a result of the Mergers, Successor US Ecology changed its name to “US Ecology, Inc.” and became a publicly traded corporation.

Following the completion of the Mergers, Successor US Ecology contributed all of the issued and outstanding equity interests of NRCG to Predecessor US Ecology so that, after such contribution, NRCG became a wholly-owned subsidiary of Predecessor US Ecology (the “Contribution”).

As a result of the transactions contemplated by the Merger Agreement, our common stock and warrants ceased trading on the NYSE American, LLC (“NYSE American”), in each case effective as of the close of market on October 31, 2019. On November 1, 2019, NYSE American filed with the SEC an application on Form 25 to delist and deregister our common stock and our warrants under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, we intend to file with the SEC a Form 15 on November 12, 2019 requesting that our reporting obligations under Sections 13 and 15(d) of the Exchange Act be suspended.

The discussion set forth below speaks only of the Company as a standalone entity and does not account for the completion of the Mergers or the Contribution. The information is presented only for the periods reported and any forward-looking statement is based on the Company as a standalone entity and does not account for the Mergers and any benefits or risks associated thereto.

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

Sprint. Sprint segment results are primarily driven by oil prices. Lower oil prices lead producers to slow down or halt activity, resulting in fewer revenue generating opportunities for Sprint segment services. Lower rig count and greater competition has negatively impacted our legacy waste disposal facilities business in 2019. While we anticipate that the addition of new waste disposal facilities will diversify our Sprint segment offerings and make it more resistant to future crude oil price downturns in the future, we experienced delays in opening two of our new waste disposal facilities in 2019, and have experienced slower than expected initial ramp-up volumes at those facilities during the third quarter of 2019. As a result, we expect growth in the Spring segment revenue to be lower than previously expected for the remainder of 2019.

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

Results of Operations—Three and Nine Months Ended September 30, 2019 and 2018

Our total Operating Revenues for the three-month period ended September 30, 2019 increased $2.0 million to $102.0 million, compared with $100.0 million in the three months ended September 30, 2018. Operating Revenues in our Domestic Standby Services segment increased $3.0 million in the three months ended September 30, 2019 as compared to the comparable period in 2018 due to increases in equipment leasing and emergency response activity revenue of $0.2 million and $3.7 million, respectively. These increases were partially offset by a decrease in retainer revenue of $0.6 million. Operating Revenues in our Domestic Environmental Services segment decreased $6.5 million in the three months ended September 30, 2019 as compared to the comparable period in 2018 primarily due to decreases in industrial and waste management services revenue of $2.7 million and $3.7 million, respectively, due to one-time project management jobs in the 2018 period not repeating in the 2019 period. Operating Revenues in our International segment increased $4.5 million in the three months ended September 30, 2019 as compared to the comparable period in 2018 primarily due to an increase in remediation revenue. Operating Revenues in our Sprint segment increased $1.0 million in the three months ended September 30, 2019 as compared to the comparable period in 2018. The increase is primarily attributable to the acquisition of Quail Run Services, LLC (“Quail Run”) in October 2018, partially offset by a decline in the energy service operations.

Our total Operating Revenues for the nine-month period ended September 30, 2019 increased $71.4 million to $324.3 million, compared with $252.9 million in the nine months ended September 30, 2018. Operating Revenues increased across all segments. Operating Revenues in our Domestic Standby Services segment increased $5.0 million in the nine months ended September 30, 2019 as compared to the comparable period in 2018 due to increases in equipment leasing and emergency response activity revenues of $1.2 million and $5.6 million, respectively. These increases were partially offset by decreases in one-time remediation work and retainer revenue of $0.8 million and $1.0 million, respectively. Operating Revenues in our Domestic Environmental Services segment increased $47.0 million in the nine months ended September 30, 2019 as compared to the comparable period in 2018 primarily due to the acquisition of Progressive Environmental Services (“SWS”) in May 2018. SWS contributed revenue of $57.2 million during the nine months ended September 30, 2019. Excluding SWS, our Domestic Environmental Services segment increased $6.4 million due to an increase in emergency response activity, partially offset by a decrease in project management revenue. Operating Revenues in our International segment increased $11.5 million in the nine months ended September 30, 2019 as compared to the comparable period in 2018 due to increases in remediation revenue and retainer revenue. The increase is also due to the acquisition of Clean Line Waste Water Solutions Limited (“Clean Line”) in March 2018. Operating Revenues in our Sprint segment increased $7.9 million in the nine months ended September 30, 2019 as compared to the comparable period in 2018 primarily attributable to the acquisition of Quail Run in October 2018.

Segment Performance

The following table sets forth certain financial information associated with results of operations for the three and nine months ended September 30, 2019 and 2018. The classification of certain prior period Operating expenses, including costs of revenue (excluding depreciation and amortization) and certain prior period General and administrative expenses have been recast to reflect the current period presentation.

	Summary of Operations
	Three Months Ended				Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Operating Revenues:
Domestic Standby Services	$10,734	$7,730	$3,004	38.9%	$30,798	$25,821	$4,977	19.3%
Domestic Environmental Services	59,568	66,077	(6,509)	-9.9%	202,505	155,495	47,010	30.2%
International	11,654	7,148	4,506	63.0%	29,115	17,592	11,523	65.5%
Sprint	20,033	19,027	1,006	5.3%	61,906	53,998	7,908	14.6%
Corporate Items	-	-	-	-	-	-	-	-
Total	$101,989	$99,982	$2,007	2.0%	$324,324	$252,906	$71,418	28.2%

Operating Expenses, Including Cost of Revenue (excluding depreciation and amortization):
Domestic Standby Services	$5,192	$3,727	$1,465	39.3%	$15,611	$11,883	$3,728	31.4%
Domestic Environmental Services	49,966	49,524	442	0.9%	164,068	121,676	42,392	34.8%
International	9,326	4,701	4,625	98.4%	21,968	11,766	10,202	86.7%
Sprint	9,712	7,724	1,988	25.7%	27,482	23,199	4,283	18.5%
Corporate Items	-	-	-	-	-	-	-	-
Total	$74,196	$65,676	$8,520	13.0%	$229,129	$168,524	$60,605	36.0%

General and Administrative Expenses:
Domestic Standby Services	$859	$839	$20	2.4%	$2,799	$2,458	$341	13.9%
Domestic Environmental Services	6,457	8,103	(1,646)	-20.3%	20,819	18,475	2,344	12.7%
International	992	896	96	10.7%	2,847	2,606	241	9.2%
Sprint	3,177	4,090	(913)	-22.3%	11,033	9,560	1,473	15.4%
Corporate Items	4,767	2,364	2,403	101.6%	14,103	6,328	7,775	122.9%
Total	$16,252	$16,292	$(40)	-0.2%	$51,601	$39,427	$12,174	30.9%

Operating Revenues

There are many factors that have impacted and continue to impact our Operating Revenues. These factors include, but are not limited to: overall industrial activity, federal regulations, the effect of oil and gas commodity prices on business activity in the industry, international and domestic EH&S policies, the level of emergency response events and acquisitions.

Domestic Standby Services

	Three Months Ended				Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Operating Revenues	$10,734	$7,730	$3,004	38.9%	$30,798	$25,821	$4,977	19.3%

Domestic Standby Services Operating Revenues for the three months ended September 30, 2019 increased $3.0 million, or 38.9% from $7.7 million in the comparable period in 2018. This increase was primarily attributable to an increase in equipment leasing and emergency response activity of $0.2 million and $3.7 million, respectively, partially offset by a decrease in retainer revenue.

Domestic Standby Services Operating Revenues for the nine months ended September 30, 2019 increased $5.0 million, or 19.3% from $25.8 million in the comparable period in 2018. This increase was primarily attributable to increases in equipment leasing and emergency response activity of $1.2 million and $5.6 million, respectively, partially offset by decreases in retainer revenue and one-time remediation work that did not reoccur in the current period. The nine months ended September 30, 2018 included $0.8 million of remediation work related to an oil pipeline spill.

Domestic Environmental Services

	Three Months Ended				Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Operating Revenues	$59,568	$66,077	$(6,509)	-9.9%	$202,505	$155,495	$47,010	30.2%

Domestic Environmental Services Operating Revenues for the three months ended September 30, 2019 decreased $6.5 million, or 9.9%, from $66.0 million in the comparable period in 2018. The decrease is primarily due to decreases in industrial and waste management services revenue of $2.7 million and $3.7 million, respectively, due to one-time project management jobs in the 2018 period not repeating in the 2019 period.

Domestic Environmental Services Operating Revenues for the nine months ended September 30, 2019 increased $47.0 million, or 30.2%, from $155.5 million in the comparable period in 2018. The increase is primarily due to the acquisition of SWS in May 2018, which contributed revenue of $57.2 million during the nine months ended September 30, 2019. Excluding SWS, legacy emergency response and remediation activity increased $5.0 million and $2.9 million, respectively, as compared to the comparable period in 2018. These increases were partially offset by a decrease in waste management revenue for the period.

International Services

	Three Months Ended				Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Operating Revenues	$11,654	$7,148	$4,506	63.0%	$29,115	$17,592	$11,523	65.5%

International Services Operating Revenues for the three months ended September 30, 2019 increased $4.5 million, or 63.0%, from $7.1 million in the comparable period in 2018. This increase was attributable to a $3.4 million increase in remediation revenue in Turkey and an increase in retainer revenue and equipment leasing revenue. These increases were partially offset by lower revenue generated by the North Sea operations.

International Services Operating Revenues for the nine months ended September 30, 2019 increased $11.5 million, or 65.5%, from $17.6 million in the comparable period in 2018. This increase was attributable to a $3.9 million increase generated by remediation revenue in Turkey and $3.7 million increase in retainer revenue. The increase was also attributable to Clean Line, which was acquired in March 2018. These increases were partially offset by lower revenue generated by the North Sea operations.

Sprint

	Three Months Ended				Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Operating Revenues	$20,033	$19,027	$1,006	5.3%	$61,906	$53,998	$7,908	14.6%

Sprint Operating Revenues for the three months ended September 30, 2019 increased $1.0 million, or 5.3%, from $19.0 million in the comparable period in 2018. The increase is due to the acquisition of Quail Run in October 2018, which increased revenue by $2.2 million. This increase was partially offset by a decline in the energy service operations.

Sprint Operating Revenues for the nine months ended September 30, 2019 increased $7.9 million, or 14.6%, from $54.0 million in the comparable period in 2018. The increase is due to the acquisition of Quail Run in October 2018 and an increase in landfill operations and energy service operations from Kenedy and Carrizo Springs, Texas. These increases were offset by a decline due to certain customers’ reduced operations.

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

Domestic Standby Services

	Three Months Ended				Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization	$5,192	$3,727	$1,465	39.3%	$15,611	$11,883	$3,728	31.4%
As a % of Segment Operating Revenues	48%	48%		0%	51%	46%		5%

Generally, the Domestic Standby Services segment has a fixed price cost structure, which allows it to leverage margin expansion with increased retainer revenue. Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization related to emergency response are primarily variable as we utilize subcontractors when an emergency response event occurs.

Domestic Standby Services Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the three months ended September 30, 2019 increased $1.5 million, or 39.3% from $3.7 million in the comparable period in 2018. This increase is related to an increase in emergency response activity.

Domestic Standby Services Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the nine months ended September 30, 2019 increased $3.7 million, or 31.4%, from $11.9 million in the comparable period in 2018. This increase is related to an increase in emergency response activity.

Domestic Environmental Services

	Three Months Ended				Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization	$49,966	$49,524	$442	0.9%	$164,068	$121,676	$42,392	34.8%
As a % of Segment Operating Revenues	84%	75%		9%	81%	78%		3%

Domestic Environmental Services Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the three months ended September 30, 2019 increased $0.4 million, or 0.9%, from $49.5 million in the comparable period in 2018. As a percentage of Operating Revenues, the costs increased 9% for the three months ended September 30, 2019, as compared to the comparable period in 2018. The increase in Operating Expenses, as a percentage of Operating Revenue is due to an increase in bad debt expense as well as a change in the mix of revenue.

Domestic Environmental Services Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the nine months ended September 30, 2019 increased $42.4 million, or 34.8%, from $121.7 million in the comparable period in 2018. Approximately $30.8 million of this increase was attributable to the acquisition of SWS. The increase excluding the acquisition of SWS is consistent with the increase in remediation and emergency response revenue. As a percentage of Operating Revenues, the costs increased 3% for the nine months ended September 30, 2019, as compared to the comparable period in 2018.

International Services

	Three Months Ended				Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization	$9,326	$4,701	$4,625	98.4%	$21,968	$11,766	$10,202	86.7%
As a % of Segment Operating Revenues	80%	66%		14%	75%	67%		8%

International Services Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the three months ended September 30, 2019 increased $4.6 million, or 98.4%, from $4.7 million in the comparable period in 2018. As a percentage of Operating Revenues, the costs increased 14% in the three months ended September 30, 2019 as compared to the comparable period in 2018. The increase in Operating Expenses and the increase in Operating Expenses, as a percentage of Operating Revenue is consistent with the increase in remediation revenue.

International Services Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the nine months ended September 30, 2019 increased $10.2 million, or 86.7%, from $11.8 million in the comparable period in 2018. As a percentage of Operating Revenues, the costs increased 8% in the nine months ended September 30, 2019 as compared to the comparable period in 2018. The increase in Operating Expenses and the increase in Operating Expenses, as a percentage of

Operating Revenue is consistent with the increase in remediation revenue.

Sprint

	Three Months Ended				Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization	$9,712	$7,724	$1,988	25.7%	$27,482	$23,199	$4,283	18.5%
As a % of Segment Operating Revenues	48%	41%		7%	44%	43%		1%

Sprint Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the three months ended September 30, 2019 increased $2.0 million, or 25.7%, from $7.7 million in the comparable period in 2018. The increase was attributable to the acquisition of Quail Run and expanding landfill operations. These increases were partially offset by a decline in energy services due to the decline in sales. The costs as a percentage of Operating Revenues increased 7% as compared to the comparable period in 2018.

Sprint Operating Expenses, Including Cost of Revenue Exclusive of Depreciation and Amortization for the nine months ended September 30, 2019 increased $4.3 million, or 18.5%, from $23.2 million in the comparable period in 2018. The increase was attributable to the acquisition of Quail Run and expanding landfill operations. The costs as a percentage of Operating Revenues increased 1% as compared to the comparable period in 2018.

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

Domestic Standby Services

	Three Months Ended				Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

G&A	$859	$839	$20	2.4%	$2,799	$2,458	$341	13.9%
As a % of Segment Operating Revenues	8%	11%		-3%	9%	10%		-1%

Domestic Standby Services General and Administrative Expenses for the three months ended September 30, 2019 increased $20,000 , or 2.4%, compared to $0.8 million for the comparable period in 2018. As a percentage of Operating Revenues, the costs decreased 3% for the three months ended September 30, 2019 as compared to the comparable period in 2018.

Domestic Standby Services General and Administrative Expenses for the nine months ended September 30, 2019 increased $0.3 million, or 13.9%, compared to $2.5 million for the comparable period in 2018. As a percentage of Operating Revenues, costs remained relatively consistent for the nine months ended September 30, 2019 as compared to the comparable period in 2018.

Domestic Environmental Services

	Three Months Ended				Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

G&A	$6,457	$8,103	$(1,646)	-20.3%	$20,819	$18,475	$2,344	12.7%
As a % of Segment Operating Revenues	11%	12%		-1%	10%	12%		-2%

Domestic Environmental Services General and Administrative Expenses for the three months ended September 30, 2019 decreased $1.6 million, or 20.3%, from $8.1 million in the comparable period in 2018. As a percentage of Operating Revenues, the costs decreased 1.0% for the three months ended September 30, 2019 as compared to the comparable period in 2018 primarily due to higher revenue.

Domestic Environmental Services General and Administrative Expenses for the nine months ended September 30, 2019 increased $2.3 million, or 12.7%, from $18.5 million in the comparable period in 2018. Approximately $2.1 million of the increase was attributable to the acquisition of SWS. As a percentage of Operating Revenues, the costs decreased 2.0% for the nine months ended September 30, 2019 as compared to the comparable period in 2018 primarily due to higher revenue.

International Services

	Three Months Ended				Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

G&A	$992	$896	$96	10.7%	$2,847	$2,606	$241	9.2%
As a % of Segment Operating Revenues	9%	13%		-4%	10%	15%		-5%

International Services General and Administrative Expenses for the three months ended September 30, 2019 increased $0.1 million from $0.9 million, or 10.7%, in the comparable period in 2018. As a percentage of Operating Revenues, the costs decreased 4% for the three months ended September 30, 2019, as compared to the comparable period in 2018, because General and Administrative Expenses are primarily fixed costs and thus decrease as a percentage of revenue as Operating Revenues increase.

International Services General and Administrative Expenses for the nine months ended September 30, 2019 increased $0.2 million from $2.6 million, or 9.2% in the comparable period in 2018. Approximately $0.1 million of the General and Administrative Expenses was attributable to the acquisition of Clean Line. As a percentage of Operating Revenues, the costs decreased 5% for the nine months ended September 30, 2019, as compared to the comparable period in 2018, because General and Administrative Expenses are primarily fixed costs and thus decrease as a percentage of revenue as Operating Revenues increase.

Sprint

	Three Months Ended				Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

G&A	$3,177	$4,090	$(913)	-22.3%	$11,033	$9,560	$1,473	15.4%
As a % of Segment Operating Revenues	16%	21%		-5%	18%	18%		0%

Sprint General and Administrative Expenses for the three months ended September 30, 2019 decreased $0.9 million, or 22.3%, from $4.1 million in the comparable period in 2018. This decrease was primarily attributable to a decrease in the Sprint segment’s energy services revenue partially offset by an increase due to the acquisition of Quail Run in October 2018. As a percentage of Operating Revenues, the costs decreased 5.0% for the three months ended September 30, 2019 as compared to the comparable period in 2018.

Sprint General and Administrative Expenses for the nine months ended September 30, 2019 increased $1.5 million, or 15.4%, from $9.6 million in the comparable period in 2018. This increase was primarily attributable to the expanding energy service and landfill operations, as well as an increase, approximately $1.1 million, due to the acquisition of Quail Run in October 2018. As a percentage of Operating Revenues, the costs remained relatively consistent for the nine months ended September 30, 2019 as compared to the comparable period in 2018.

Corporate Items

	Three Months Ended				Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

G&A	$4,767	$2,364	$2,403	101.6%	$14,103	$6,328	$7,775	122.9%

Corporate Items General and Administrative Expenses for the three months ended September 30, 2019 increased $2.4 million, or 101.6%, from $2.4 million in the comparable period in 2018 to support the growth of the business including the support of the various acquisitions. The three months ended September 30, 2019 includes $1.3 million of share-based compensation expense.

Corporate Items General and Administrative Expenses for the nine months ended September 30, 2019 increased $7.8 million, or 122.9%, from $6.3 million in the comparable period in 2018 to support the growth of the business including the support of the various acquisitions. Approximately $1.5 million of the increase was due to an increase in professional fees, $2.4 million of the increase was due to the timing of incentive compensation and $0.5 million of the increase was due to an increase in technology expense. The nine months ended September 30, 2019 includes $2.5 of share-based compensation expense.

Depreciation and Amortization

	Three Months Ended				Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Depreciation	$6,590	$8,297	$(1,707)	-20.6%	$21,396	$17,314	$4,082	23.6%
Intangible Amortization	2,132	1,592	540	33.9%	6,016	4,359	1,657	38.0%
Depreciation and Amortization	$8,722	$9,889	$(1,167)	-11.8%	$27,412	$21,673	$5,739	26.5%

Depreciation and amortization for the three months ended September 30, 2019 decreased $1.2 million, or 11.8%, from the comparable period in 2018. The decrease is due to decreases in depreciation expense in the Standby and Domestic Environmental Services segments, partially offset by an increase in amortization expense for OIT and Quail Run.

Depreciation and amortization for the nine months ended September 30, 2019 increased $5.7 million, or 26.5%, from the comparable period in 2018 primarily due to an increase in capital equipment in the Domestic Environmental Services segment. Depreciation expense increased $1.4 million in the Sprint segment due to increased capital expenditures and the acquisition of Quail Run. The increase is also due to $1.7 million of intangible amortization expense for OIT, SWS, Clean Line and Quail Run.

Other Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Management fees	$-	$595	$(595)	-100.0%	$-	$1,395	$(1,395)	-100.0%
Acquisition expenses	2,297	1,042	1,255	120.4%	13,459	4,328	9,131	211.0%
Change in fair value of contingent consideration	(957)	-	(957)	100.0%	3,120	-	3,120	100.0%
Other, net	354	531	(177)	-33.3%	2,167	2,871	(704)	-24.5%

Management fees for the three months ended September 30, 2019 decreased $0.6 million from the comparable period in 2018 as we no longer paid management fees to JFL Partners after the Business Combination in October 2018. Acquisition expenses for the three months ended September 30, 2019 increased $1.3 million from the comparable period in 2018, which is primarily attributable professional fees incurred in connection with the Mergers. During the three months ended September 30, 2019, the fair value of contingent consideration decreased $1.0 million, primarily resulting from a decrease for the fair value of the contingent consideration relating to the Quail Run acquisition due to a change in forecasts. Other expense decreased $0.2 million for the three months ended September 30, 2019 as compared to the comparable period in 2018 due to a decrease in professional fees and severance costs.

Management fees for the nine months ended September 30, 2019 decreased $1.4 million from the comparable period in 2018 as we no longer paid management fees to JFL Partners after the Business Combination in October 2018. Acquisition expenses for the nine months ended September 30, 2019 increased $9.1 million from the comparable period in 2018, which is primarily attributable to the $10.0 million payment due to JFL Partners, which was triggered by the closing of the OIT acquisition in the second quarter of 2019. Acquisition expenses for the nine months ended September 30, 2019 also includes $3.0 million of professional fees incurred in connection with the Mergers. During the nine months ended September 30, 2019, the fair value of contingent consideration increased $3.1 million, resulting from an increase of $2.2 million for the fair value of the contingent consideration relating to the Enpro acquisition and an increase of $2.2 million for the fair value of the contingent consideration relating to the Clean Line acquisition. These increases were partially offset by decreases in the fair values of the contingent consideration related to the OIT and Quail Run acquisitions. Other expense decreased $0.7 million for the nine months ended September 30, 2019 as compared to the comparable period in 2018 due to a decrease in professional fees and severance costs.

Total Other (Income) Expenses, Net

	Three Months Ended				Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Interest expense	$8,585	$6,041	$2,544	42%	$22,924	$13,674	$9,250	68%
Foreign currency translation (gains) losses	(10)	67	(77)	-115%	(61)	26	(87)	-335%
Loss on debt extinguishment	-	-	-	0%	-	2,720	(2,720)	-100%
Other (income) expense, net	449	(4)	453	-11325%	360	4	356	8900%
Total other expenses	$9,024	$6,104	$2,920	47.8%	$23,223	$16,424	$6,799	41.4%

Total Other Expenses for the three months ended September 30, 2019 increased $2.9 million, or 47.8%, as compared to the comparable period in 2018. Interest expense increased $2.5 million due to higher debt balances.

Total Other Expenses for the nine months ended September 30, 2019 increased $6.8 million, or 41.4%, as compared to the comparable period in 2018. Interest expense increased $9.3 million due to higher debt balances. These increases were partially offset by a decrease in loss on debt extinguishment. The increase in borrowings were used to fund the 2018 dividend payment to investment affiliates of JFL and the acquisitions of Clean Line, SWS and Quail Run.

Income Tax Expense (Benefit)

	Three Months Ended				Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Income tax expense (benefit)	$2,286	$731	$1,555	212.7%	$2,973	$(289)	$3,262	-1128.7%

Income tax expense for the three months ended September 30, 2019 was $2.3 million as compared to $0.7 million for the three months ended September 30, 2018. Income tax expense for the three months ended September 30, 2019 reflects a change in the full year forecasted effective tax rate.

Income tax expense for the nine months ended September 30, 2019 was $3.0 million as compared to Income tax benefit of $0.3 million for the nine months ended September 30, 2018. Income tax expense for the nine months ended September 30, 2019 reflects a discrete charge to adjust income taxes payable associated with certain of the Company’s subsidiaries to reflect the Company’s consolidated income tax liability. Income tax benefit for the nine months ended September 30, 2018 reflects a deferred tax benefit associated with the Company’s acquisition of SWS.

Liquidity and Capital Resources

At September 30, 2019 and December 31, 2018, cash and cash equivalents totaled $20.3 million and $18.4 million, respectively. At September 30, 2019 and December 31, 2018, the net working capital balance was $5.5 million and $63.1 million, respectively. The decrease is primarily attributable to an increase in borrowings under the Revolver. Our principal capital requirements are to fund capital expenditures, make interest and principal payments on indebtedness, make dividend payments on the Series A Preferred Stock, make investments in line with our business strategy, and fund working capital needs. We calculate working capital as current assets less current liabilities. Our principal sources of liquidity are existing cash and cash equivalents, cash flows from operations and financing activities. In connection with the Mergers described in Note 1, on November 1, 2019, the Company repaid all outstanding indebtedness and terminated all commitments under its Credit Facility.

	Nine Months Ended
	September 30,		2019 over 2018
(in thousands)	2019	2018	$ Change	% Change

Net cash provided by operating activities	$11,198	$14,570	$(3,372)	-23.1%
Net cash used in investing activities	(42,453)	(43,126)	673	-1.6%
Net cash provided by financing activities	33,950	33,120	830	2.5%

Net cash provided by operating activities

Net cash provided by operating activities for the nine months ended September 30, 2019 was $11.2 million, a decrease of $3.4 million, or 23.1% compared to $14.6 million for the nine months ended September 30, 2018. Net cash provided by operating activities changed based on our operating performance as described earlier and an increase in interest expense payments. Net cash provided by operating activities for the nine months ended September 30, 2019 also reflects a change in the timing of collection of receivables due to emergency response and remediation activities. The decrease in collection of receivables was partially offset by an increase in accounts payables primarily due to an increase in payables related to emergency response activities.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $42.5 million, a decrease of $0.7 million, or 1.6%, compared to $43.1 million for the comparable period in 2018. Cash used in investing activities during the nine months ended September 30, 2019 consists of capital expenditures of $36.6 million as compared to capital expenditures of $15.8 million in the prior period. The nine months ended September 30, 2019 included the acquisition of OIT, which closed in April 2019 for $5.8 million. The nine months ended September 30, 2018 included the acquisition of Clean Line, which closed in March 2018 for $5.0 million and SWS, which closed in May 2018 for $22.2 million.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $34.0 million, an increase of $0.8 million, or 2.5%, from the comparable period in 2018. Net cash provided by financing activities for the nine months ended September 30, 2019 reflects an increase in borrowings under our revolving credit facilities, partially offset by a cash dividend paid on all issued and outstanding shares of the Series A Preferred Stock and payment of contingent consideration to the sellers of Quail Run and Clean Line. Net cash provided by financing activities for the nine months ended September 30, 2018 is attributable to a net increase in borrowings, net of deferred financing costs, due to the Credit Facility and an increase in capital contributions of $22.8 million. These borrowings and increases in capital were to fund the dividend payment of $86.5 million paid to investment affiliates of JFLCo.

Working Capital

At September 30, 2019 and December 31, 2018, cash and cash equivalents totaled $20.3 million and $18.4 million, respectively. At September 30, 2019 and December 31, 2018, the net working capital balance was $5.5 million and $63.1 million, respectively.

Additionally, as of September 30, 2019 and December 31, 2018 we had $60.0 million and $35.0 million, respectively, in revolving credit facilities, of which approximately $3.0 million and $25.0 million was available to borrow at September 30, 2019 and December 31, 2018, respectively.

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

During the nine months ended September 30, 2019, the Company made principal payments on the Term Loan of $2.6 million. As of September 30, 2019, there was $338.8 million outstanding on the Term Loan and $57.0 million outstanding on the Revolver. The Revolver matures on June 11, 2023 and the Term Loan matures on June 11, 2024, in each case unless otherwise extended in accordance with the terms of the Credit Facility. The Borrowers may also incur incremental revolving and term loan commitments pursuant to and in accordance with the terms of the Credit Facility.

As of September 30, 2019 and December 31, 2018, we were in compliance with the covenants of all of our debt agreements.

In connection with the Mergers, on November 1, 2019, the Company repaid all outstanding indebtedness and terminated all commitments under its Credit Facility.

Capital Expenditures

In the nine months ended September 30, 2019, our capital expenditures were $36.6 million. We anticipate that 2019 capital spending will increase primarily driven by the expansion of the Sprint segment’s landfill operations services.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this Report due to the existence of a previously reported material weakness in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than discussed below, during the three months ended September 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 23, 2019, SBTS, LLC (“SBTS”) filed a complaint captioned SBTS, LLC vs. NRC Group Holdings Corp. et al. (Civil Action No. 2019-0566-JTL), in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against NRCG, NRC Group and Predecessor US Ecology (the “Complaint”). In the Complaint, SBTS alleged that (1) the exchange (the “Preferred Exchange”) of the NRCG Series A Preferred Stock pursuant to the Merger Agreement breaches certain provisions of the NRCG Series A Certificate of Designations, (2) the Preferred Exchange would violate Section 242 of the DGCL, (3) SBTS would suffer irreparable harm if NRCG and Predecessor US Ecology were not enjoined from consummating the transactions contemplated by the Merger Agreement and (4) Predecessor US Ecology had knowledge of the relevant sections of the NRCG Series A Certificate of Designations and still required the Merger Agreement to include the Preferred Exchange.

In the Complaint, SBTS requested that the Court of Chancery (1) render a declaratory judgment that (a) the terms of the Merger Agreement violate certain provisions of the NRCG Series A Certificate of Designations, (b) the removal of the NRCG Series A Preferred Stock designee from the NRCG Board violates NRCG’s Certificate of Incorporation and the NRCG Series A Certificate of Designations, and (c) the terms of the Merger Agreement violate Section 242 of the DGCL, (2) enjoin NRCG from convening a vote of its common stockholders to adopt the Merger Agreement, (3) enjoin NRCG and Predecessor US Ecology from consummating the transactions contemplated by the Merger Agreement, (4) find Predecessor US Ecology liable for tortious interference with a contract and award SBTS the damages caused by US Ecology’s actions, (5) award SBTS costs and expenses in connection with the action and (6) grant SBTS any such further relief as justice and its cause may require. The parties filed cross motions for summary judgment and, on September 11, 2019, the Court of Chancery granted the motions for summary judgment filed by NRCG, NRC Group and Predecessor US Ecology, thereby dismissing with prejudice all of the claims asserted by SBTS against NRCG, NRC Group and Predecessor US Ecology.

ITEM 1A. RISK FACTORS

On November 1, 2019, NRCG completed its previously announced Mergers contemplated by the Merger Agreement. For a discussion of our potential risks or uncertainties, you should carefully read and consider the risk factors previously disclosed under (1) Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and (2) the caption “Risk Factors” in our Definitive Proxy Statement on Schedule 14A filed with the SEC on September 19, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Bylaws (incorporated by reference to Exhibit 3.1 to NRC Group Holdings Corp.’s Current Report on Form 8-K filed with the SEC on November 1, 2019).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRC GROUP HOLDINGS CORP.

Dated: November 12, 2019	/s/ Joseph Peterson
	Name:	Joseph Peterson
	Title:	Principal Financial Officer
(Principal Financial and Accounting Officer)